Form 10-Q
period 2013-06-30
Kore Resources Inc.
filed 2013-08-14
CIK 1572317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-52970

KORE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	0000000
(State of incorporation)	(I.R.S. Employer Identification No.)

                                           176-22 Sagun-Dong, Seongd Seoul Korea 133-187

(Address of principal executive offices)

.                                                                 +82-104042-7863

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

Accelerated Filer

Non-Accelerated Filer

Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). X Yes    No

As of June 30, 2013, there were 11,000,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Kore Resources, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Kore " refers to Kore Resources, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

KORE RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months Ended June 30, 2013	For the Six months Ended June 30, 2013	From Inception (January 6, 2012) to June 30, 2013
Revenue	$ -	$ -	
Operating expenses:			
General and administrative	$ 1,560	$ 11,949	$ 16,986
Net loss for the period	$ (1,560)	$ (11,949)	$ (16,986)
Net loss per share:			
Basic and diluted	$ -	$ -	
Weighted average number of shares outstanding:			
Basic and diluted	11,000,000	11,000,000	

The accompanying notes are an integral part of these condensed financial statements.

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Kore Resources, Inc. (the "Company") was incorporated in the State of Nevada on January 6, 2012. The Company was organized to develop and explore mineral properties in the State of Nevada.

These condensed financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the six months period ended June 30, 2013, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2013.  These unaudited condensed financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of June 30, 2013 and December 31, 2012, there were no cash equivalents.

Use of Estimates

The preparation of condensed financial statements are in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long Lived Assets

The Company tests its assets for recoverability whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable, which includes comparing the carrying amount of a long-lived asset to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss would be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. For the Company's mining claims, this test includes examining the discounted and undiscounted cash flows associated with value beyond proven and probable reserves, in determining whether the mining claim is impaired.

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 6, 2012 to June 30, 2013.

Mining Interests and Exploration Expenditures

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring and leasing mineral properties and expenses costs to maintain mineral rights as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral interests are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.

Income Taxes

The Company utilizes FASB ACS 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s widely understood administrative practices and precedents.

Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the three and six months ended June 30, 2013:

	For the Three months Ended June 30, 2013	For the Six months Ended June 30, 2013

Numerator:	$ -	$ -

Basic and diluted net loss per share:

Net Loss	$ (1,560)	$ (11,949)

Denominator:

Basic and diluted weighted average

Number of shares outstanding	11,000,000	11,000,000

Basic and Diluted Loss per Share	($0)	($0)

Recent Accounting Pronouncements

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements” (Topic 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

This update defers only those changes in update 2011-05 that relate to the presentation of reclassification adjustments. All other requirements in update 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our financial statements.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 3             GOING CONCERN

The Company has sustained operating losses since inception. As of June 30, the Company has accumulated $16,986 in deficits.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management is endeavoring to begin principal revenue generating operations however, may not be able to do so within the next fiscal year.  Management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity securities, which may not be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue our exploration stage business as desired and operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us or our stockholders.

Debt financing (if available and undertaken) will increase expenses, must be repaid regardless of operating results and may involve restrictions limiting our operating flexibility. If we issue equity securities to raise additional funds, the percentage ownership of our existing stockholders will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

NOTE 4	EXPLORATION STAGE COMPANY

The Company is considered an exploration stage company, with no operating revenues during the period presented.

The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 6, 2012. Since inception, the Company has incurred an operating loss of $16,986. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 6, 2012, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions. The date of Inception is assigned as the date of incorporation, used for convenience as it is near the date of entering into a mineral lease.

NOTE 5              INCOME TAXES

No provision was made for federal income tax for the three and six months ended June 30, 2013, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $16,986, which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The Company generated a deferred tax asset of approximately $5,946 through the net operating loss carry-forward.  However, a 100% valuation allowance of $5,946 has been established due to the uncertainty surrounding the realization of net operating loss carryforwards prior to their expiration.

NOTE 6

STOCKHOLDERS’ EQUITY

The company issued the following common shares:

During 2012, the Company received $56,000 for common stock subscriptions. 6,000,000 of these shares were subscribed for by the officers and Directors of the Company at $.001 per share. The remaining 5,000,000 shares were subscribed for by third parties at $.01 per share.

NOTE 7               MINERAL LEASES AND CLAIMS

On December 24, 2012, the Company entered into a purchase agreement with Claremont Nevada Mines LLC to purchase 44 claims In Mineral County Nevada known as the CPG Prospect. The Company has subsequently paid to Claremont a total of $17,000 towards the purchase of the CPG prospect.

NOTE 8

COMMITMENTS AND CONTINGENCIES

The Company has the following financial commitments as of June 30, 2013 pursuant to the mineral lease entered into on December 24, 2012.  The payment schedule has been detailed on the following table and is due on or before December 31 of the corresponding years:

When the Lessee has paid the Vendor the foregoing payments and has incurred the foregoing Expenditures, the Lessee shall be entitled to acquire an undivided 100% right, title and interest in and to the Property with the full right and authority to equip the Property for production and operate the Property as a mine subject to the rights of the Vendor to receive the Net Smelter Royalty.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	At June 30, 2013	At December 31, 2012
Current Assets	$39,014	$50,963
Current Liabilities	-	-
Working Capital (Deficit)	$39,014	$50,963

Cash Flows

	Six Months Ended June 30, 2013	From Inception to December 31, 2012
Cash Flows used in Operating Activities	$(11,949)	$(5,037)
Cash Flows used in Investing Activities	-	(17,000)
Cash Flows used in Financing Activities	-	56,000
Net Increase (decrease) in Cash During Period	$(11,949)	$33,963

The decrease in our working capital at June 30, 2013 from the period ended December 31, 2012 is reflective of the current state of our business development.

As of June 30, 2013, we had cash on hand of $22,014. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended June 30, 2013 was $1,560

The net loss for the three month period ended June 30, 2013 was $1,560

Liquidity and Capital Resources

As of June 30, 2013, the Company’s cash balance was $22,014.

As of June 30, 2013, the Company had total liabilities of $0

As of June 30, 2013, the Company had working capital of $22,014

Cashflow from Operating Activities

During the six month period ended June 30, 2013, the Company used $11,949 of cash for operating activities.

Cashflow from Investing Activities

During the six month period ended June 30, 2013, the Company paid $0 to acquire mineral claims.

Cashflow from Financing Activities

During the six month period ended June 30, 2013, the Company received $0 of cash from financing activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the financial statements included in this Quarterly Report.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes for the reporting period. Significant areas requiring the use of management estimates relate to the valuation of its mineral leases and claims and our ability to obtain final government permission to complete the project.

Exploration Stage Company

The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Mineral Property Acquisition and Exploration Costs

The Company is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930). An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. Capitalized costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting standards to have a material impact on its financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.

RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.

Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2.

Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on August 17, 2011 as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC August 17, 2011 as part of our Registration Statement on Form S-1
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORE RESOURCES,INC.

Dated: August 14, 2013	By: /s/ Young Ju Yi
Young Ju Yi
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 14, 2013

/s/ /s/ Young Ju Yi

By: Young Ju Yi – Director

Dated: August 14, 2013

                                            /s/WooJong Yoo

By:  Woo Jong Yoo – Director