Form 10-Q
period 2013-09-30
Kore Resources Inc.
filed 2013-11-15
CIK 1572317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number: 000-52970

KORE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	0000000
(State of incorporation)	(I.R.S. Employer Identification No.)

176-22 Sagun-Dong, Seongd Seoul, Korea 133-187
(Address of principal executive offices)

 +82-104042-7863
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of November 13, 2013, there were 11,000,000 shares of the Registrant’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

KORE RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash	$12,844	$33,963
Prepayment	17,000	17,000

Total assets	$29,844	$50,963

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
Common stock; authorized 75,000,000; $0.001 par value; 11,000,000
shares issued and outstanding at December 31, 2012 and September 30, 2013	$11,000	$11,000
Additional Paid-in capital	45,000	45,000
Deficit accumulated during the exploration stage	(26,156)	(5,037)

Total stockholders' equity	29,844	50,963

Total liabilities and stockholders' equity	$29,844	$50,963

The accompanying notes are an integral part of these condensed financial statements.

KORE RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three months Ended September 30, 2013	For the Nine months Ended September 30, 2013	From Inception (January 6, 2012) to September 30, 2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative	9,170	21,119	26,156

Net loss for the period	$(9,170)	$(21,119)	$(26,156)

Net loss per share:
Basic and diluted	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	11,000,000	11,000,000

The accompanying notes are an integral part of these condensed financial statements.

KORE RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months Ended September 30, 2013	From Inception (January 6, 2012) to September 30, 2013

Operating activities
Net loss	$(21,119)	$(26,156)
Net cash used in operating activities	(21,119)	(26,156)

Investing activities:
Acquisition of mineral claims	-	(17,000)
Net cash used in investing activities	-	(17,000)

Financing activities:
Proceeds from issuance of common stock	-	56,000
Net cash provided by financing activities	-	56,000

Increase (Decrease) in cash during the period	(21,119)	12,844

Cash, beginning of period	33,963	-

Cash, end of period	$12,844	$12,844

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

KORE RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Kore Resources, Inc. (the "Company") was incorporated in the State of Nevada on January 6, 2012. The Company was organized to develop and explore mineral properties in the State of Nevada.

These condensed financial statements and related notes are presented in accordance withgenerally accepted accounting principles in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company.

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the six months period ended September 30, 2013, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2013.  These unaudited condensed financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of September 30, 2013 and December 31, 2012, there were no cash equivalents.

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

KORE RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 6, 2012 to September 30, 2013.

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

Loss Per Share

Basic loss per share is based on the weighted-average effect of all common shares issued and outstanding, and is calculated by dividing net loss by the weighted-average shares outstanding during the year.  Diluted loss per share is calculated by dividing net income by the weighted-average number of common shares used in the basic loss per share calculation plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares outstanding.  The Company excludes equity instruments from the calculation of diluted earnings per share if the effect of including such instruments is antidilutive.

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

KORE RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 GOING CONCERN

The Company has sustained operating losses since inception. As of September 30 2013 the Company has accumulated $26,156 in deficits.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Management is endeavouring to begin principal revenue generating operations however, may not be able to do so within the next fiscal year.  Management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity securities, which may not be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue our exploration stage business as desired and operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us or our stockholders.

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

KORE RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 EXPLORATION STAGE COMPANY

The Company is considered an exploration stage company, with no operating revenues during the period presented.

The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 6, 2012. Since inception, the Company has incurred an operating loss of $26,156. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 6, 2012, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions. The date of Inception is assigned as the date of incorporation, used for convenience as it is near the date of entering into a mineral lease.

NOTE 5 INCOME TAXES

No provision was made for federal income tax for the three and nine months ended September 30, 2013, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $26,156, which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry forwards issubject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The Company generated a deferred tax asset of approximately $9,155 through the net operating loss carry-forward.  However, a 100% valuation allowance of $9,155 has been established due to the uncertainty surrounding the realization of net operating loss carryforwards prior to their expiration.

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

NOTE 8 COMMITMENTS AND CONTINGENCIES

The Company has the following financial commitments as of September 30, 2013 pursuant to the mineral lease entered into on December 24, 2012.  The payment schedule has been detailed on the following table and is due on or before December 31 of the corresponding years:

KORE RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Year	Payment Due to Vendor	Expenditure Incurred on Property
2013	$-	$7,500
2014	35,000	15,000
2015	35,000	50,000
2016	40,000	100,000
2017	45,000	100,000

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

RESULTS OF OPERATIONS

Working Capital

	At September 30, 2013	At December 31, 2012
Current Assets	$29,844	$50,963
Current Liabilities	-	-
Working Capital (Deficit)	$29,844	$50,963

Cash Flows

	Nine Months Ended September 30, 2013	From Inception to December 31, 2012
Cash Flows used in Operating Activities	$(21,119)	$(5,037)
Cash Flows used in Investing Activities	-	(17,000)
Cash Flows used in Financing Activities	-	56,000
Net Increase (decrease) in Cash During Period	$(21,119)	$33,963

The decrease in our working capital at September 30, 2013from the period ended December 31, 2012 is reflective of the current state of our business development.

As of September 30, 2013, we had cash on hand of $12,844. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended September 30, 2013 was $9,170

The net loss for the three month period ended September 30, 2013 was $9,170

Liquidity and Capital Resources

As of September 30, 2013, the Company’s cash balance was $12,844.

As of September 30, 2013, the Company had total liabilities of $0

As of September 30, 2013, the Company had working capital of $12,844

Cash flow from Operating Activities

During the ninemonth period ended September 30, 2013, the Company used $21,119 of cash for operating activities.

Cash flow from Investing Activities

During theninemonth period ended September 30, 2013, the Company paid $0 to acquire mineral claims.

Cash flow from Financing Activities

During the ninemonth period ended September 30, 2013, the Company received $0 of cash from financing activities.

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

Mineral Property Acquisition and Exploration Costs

The Company is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930). An impairment is recognized when the sum of the expected undiscounted future cash flows is lessthan the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. Capitalized costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by ourcompany in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

KORE RESOURCES,INC.

Dated: November 14, 2013	By:	/s/ Young Ju Yi
Young Ju Yi
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 14, 2013	By:	/s/ Young Ju Yi
Young Ju Yi –Director

Dated: November 14, 2013	By:	/s/ WooJong Yoo
Woo Jong Yoo – Director