Form 10-K
period 2013-12-31
Kore Resources Inc.
filed 2014-04-15
CIK 1572317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

........
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

KORE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-54977	000000000
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
	Kore Resources, Inc. 176-22 Sagun-Dong, Seongd, Seoul Korea 133-187 (Address of principal executive offices)
	82-1040-427863
	(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

☐

Accelerated Filer

☐

Non-Accelerated Filer

☐

Smaller Reporting Company

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 15, 2014 was $100,000 based upon the price ($0.02),our common stock is not presently traded, but is quoted on the OTC Bulletin Board. The selling shareholders may sell their shares at $0.02 per share or at prevailing market prices or privately negotiated prices. This number of shares of common stock are held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of April 15, 2014, there were 110,000,000 shares of the registrant’s $0.001par value common stock issued and outstanding.

Documents incorporated by reference: None

Table of Contents

Page
PART I

Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	[REMOVED AND RESERVED]

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information

PART III

Item 10	Directors and Executive Officers and Corporate Governance
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions
Item 14	Principal Accountant Fees and Services

PART IV

Item 15	Exhibits

FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “KORX”, “we”, “us” and “our” are references to Kore Resources, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

Corporate History

We were incorporated on January 6, 2012 and are a startup exploration stage company without mining operations and we are in the business of mineral exploration. We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.

On December 24, 2012 we entered into an agreement with Claremont Nevada Mines, LLC. to lease with an option to acquire a 100% interest in the CPG  Prospect mining claims located in Mineral County Nevada, for an initial consideration totaling $17,000 comprised of a $10,000 down payment and  $7,000 in for the staking, filing and recording of an additional 31 claims and subsequent additional payments and exploration expenditures representing an aggregate total of  $172,000 in payments and $272,500 in exploration expenditures over a period of five years as outlined in our Lease with Option to Purchase Agreement to exercise the option to purchase a 100% interest in the property. The claims are currently registered in the name of Claremont Nevada Mines, LLC.

The claims can be accessed via Hawthorne, Nevada about 29 miles via a county gravel and then turning west on an unimproved dirt road for about 4 miles.  The property can also be reached from Fallon, Nevada by traveling east on U.S. Highway 50 for about 35 miles, then south on State Route 839 about 19 miles to the end of the pavement and then south along the gravel county road 11 miles to the turn to the dirt access road.  The gravel road is in good repair and previously served as an alternate route to Kennecott’s’ Denton-Rawhide Mine.  Rail service is available at Hawthorne and Fallon.  The nearest commercial airport is at Reno, approximately 110 road miles from the property. The total area of the mining claims amounts to approximately 880 acres.

Our Directors have not visited the CPG Property and have no previous experience exploring for minerals or operating a mining company and will rely on geologists and engineers to carry out exploration actiities. Even if we complete our current exploration program and it is successful in identifying a gold and or silver deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Plan of Operation

Our plan of operation or objective is to conduct exploration activities on our mining claims in order to assess whether they possess commercially exploitable mineral deposits. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims, and we are planning a four phase program to explore our claims.

The claims are not accessible all year round, there are periods where our claims may be un-accessible each year due to snow in the area. This means that our exploration activities may be limited to a period of about eight to nine months per year. We plan to commence exploration on our claims during the summer or fall of 2014, and is contingent upon availability of an exploration crew.

We have no current plans to change our business activities from mineral exploration or to combine with another business. It is possible that beyond the foreseeable future that if our mineral exploration efforts fail and world demand for the minerals we are seeking drops to the point that it is no longer economical to explore for these minerals we may need to change our business plans. However, until we encounter such a situation we intend to explore for minerals in USA or elsewhere.

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over The Next 12 Months (US$)
Legal and Accounting Fees	$20,000
Office Expenses	-
Mineral Property Exploration Expenses	57,500
TOTAL	$77,500

Our total expenditures over the next twelve months are anticipated to be approximately $77,500. Our cash on hand as of December 31, 2013 is $264. We do not have sufficient cash on hand to fund our operations for the next twelve months. We also require additional financing in order to commence exploration onour mining concessions.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Competition

We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Employees; Identification of Certain Significant Employees

Currently, our board of directors devotes approximately 10-15hours a week of their  time to our operations. We currently have no other employees, other than our board members. We will also frequently use third party consultants to assist in the completion of various projects. Third parties are instrumental to keep the development of projects on time and on budget.

Government Regulation

If we decide to continue with the acquisition and exploration of mineral properties, we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals. All mineral exploration activities carried out on a mineral claim or mining lease must be done in compliance within the jurisdiction’s Bureau of Mines. This applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine.

Additionally, the provisions of the Health, Safety and Reclamation Code for mines contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the state. Items such as waste approvals may be required from the State if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

If we anticipate disturbing ground during our mineral exploration activities, we may be required to make an application to the State for a permit. We do not anticipate any difficulties in obtaining a permit, if needed. Initial exploration activities (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not, at this time, require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, of which there is no assurance, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. The regulatory requirements that we will have to meet will likely include:

i.

Ensuring that any water discharge meets drinking water standards;

ii.

Dust generation will have to be minimal or otherwise remediated;

iii.

Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

iv.

All material to be left on the surface will need to be environmentally benign;

v.

Ground water will have to be monitored for any potential contaminants;

vi.

The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

vii.

There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

ITEM 3.      LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.      [MINE SAFETY DISCLOSURES]

PART II

ITEM 5.

MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock had been quoted on the OTC Bulletin Board since September 26, 2013under the symbol “KORX.OB”.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the quarterly periods indicated below based on our fiscal year end of December 31, 2013. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Quarter	High	Low
First Quarter (January 1, 2013– March, 2013)	$0	$0
Second Quarter (April1, 2013– June30, 2013)	$0	$0
Third Quarter (July1, 2013– Sept. 30, 2012)	$0	$0
Fourth Quarter (Oct 1, 2013 – December 31, 2013)	$0	$0

 Record Holders

As of December 31, 2013, an aggregate of 110,000,000 shares of our Common Stock were issued and outstanding and were owned by approximately 37 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

None.

Re-Purchase of Equity Securities

None.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6.   SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Working Capital

	December 31, 2013	December 31, 2012
Current Assets	$265	$33,963
Current Liabilities	$-	$-
Working Capital	$265	$50,963

Cash Flows

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
Cash Flows used in Operating Activities	$(33,698)		$(5,037)
Cash Flows used in Investing Activities	$-		$(17,000)
Cash Flows provided by Financing Activities	$-		$56,000
Net Decrease in Cash During Period	$(33,698	)$	(33,963)

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2013was $33,698 compared with $5,037 for the year ended December 31, 2013, 2012. The increase in operating expenditures was a result of  costs associated with filing the Company's Registration Statement and ongoing reporting requirements.

Net loss for the year ended December 31, 2013 was $33,698 compared with $5,037 for the year ended December 31, 2012. The overall increase in net loss of $28,661 was attributed to the costs associated with filing the Company's Registration Statement and ongoing reporting requirements.

Liquidity and Capital Resources

As at December 31, 2013, 2013, the Company’s cash balance was $265 compared to $33,963as at December 31, 2012 and its total assets were $17,265 compared with $50,963 as at December 31, 2012. The decrease in total assets is attributed to costs associated with filing the Company's Registration Statement and ongoing reporting requirements.

As at December 31, 2013, 2013, the Company had total liabilities of $0 compared with total liabilities of $0 as at December 31, 2012. The no change in total liabilities was attributed to no increases in accounts payable.

As at December 31, 2013, the Company had a working capital  of $265 compared with $50,963 as at December 31, 2013, 2012. The decrease in working capital deficit was attributed to the costs associated with filing the Company's Registration Statement and ongoing reporting requirements.

Cashflow from Operating Activities

During the year ended December 31, 2013, the Company used $36,698 of cash for operating activities compared to the use of $5,037 of cash for operating activities during the year ended December 31, 2012. The increase in cashflows used for operating activities is attributed to the increased costs of their ongoing reporting requirements.

Cashflow from Investing Activities

During the year ended December 31, 2013, the Company spent $0 in acquiring a mineral property option compared to spending $17,000 in acquiring a mineral property during the year ended December 31, 2012.

Cashflow from Financing Activities

During the year ended December 31, 2013, the Company received $0 of cash from financing activities compared to $56,000 for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to the audited financial statements included in this Annual Report.

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

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting. We are an exploration stage company as we devote substantially all of our efforts to acquiring and exploring mineral properties. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

Cost of Maintaining Mineral Properties

We do not accrue the estimated future costs of maintaining our mineral properties in good standing.

Mineral claim acquisition and exploration costs

The cost of acquiring mineral properties or claims is initially capitalized and then tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Mineral exploration costs are expensed as incurred.

Our exploration activities and proposed mine development are subject to various laws and regulations governing the protection of the environment. These laws are continually changing, generally becoming more restrictive. We have made, and expect to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed in the stage of commercial production will be amortized to operations through unit-of-production depletion.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KORE RESOURCES, INC.

Index

Report of Independent Registered Public Accounting Firm                                                                             1

Balance Sheets

2

Statements of Operations                                                                                                                                       3

Statements of Stockholders’ Equity                                                                                                                     4

Statements of Cash Flows                                                                                                                                      5

Notes to  Financial Statements                                                                                                                              6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kore Resources, Inc. (A Development Stage Company)

We have audited the accompanying balance sheet of Kore Resources, Inc. (the "Company") as of December 31, 2013 and 2012, and the related statement of operations, changes in stockholders’ equity and cash flows for the period from January 6, 2012 (Inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the period from January 6, 2012 (Inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had no revenues and accumulated deficit of $55,735 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in the financial statements, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 15, 2014

KORE RESOURCES, INC.
(An Exploration Stage Company)
BALANCE SHEETS

.

	December	December
	31, 2013	31, 2012

ASSETS

Current assets:
Cash	$ 265	$ 33,963
Non current assets:
Lease purchase option on property	17,000	17,000

Total assets	$ 17,265	$ 50,963

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable and Accrued Liabilities	-	-
Total liabilities	-	-

Commitments and contingencies	-	-

Stockholders' equity:
Common stock; authorized 150,000,000; 60,000,000 shares at $0.0001 par value and 50,000,000 shares at $0.001 par value; 110,000,000 shares issued and outstanding at December 31, 2013 and 2012 respectively.	56,000	56,000
Deficit accumulated during the exploration stage	(38,735)	(5,037)
Total stockholders' equity	17,265	50,963

Total liabilities and stockholders' equity	$ 17,265	$ 50,963

The accompanying notes are an integral part of these financial statements

(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	From Inception (January 6, 2012) to December 31, 2013

Operating Expenses:

General and administrative	$ 33,698	$ 5,037	$ 38,735
Exploration costs	-	-	-
Impairment loss on mineral claims	-	-	-

Net loss for the period	$ (33,698)	$ (5,037)	$ (38,735)

Net loss per share:
Basic and diluted	$ -	$ -

Weighted average number of shares outstanding:
Basic and diluted	110,000,000	110,000,000

The accompanying notes are an integral part of these financial statements.

(An Exploration Stage Company)
STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock			Total
	Number of		Accumulated	Shareholders'
	Shares	Par Value	Deficit	Equity

BALANCE JANUARY 6 (INCEPTION)	-	$ -	$ -	$ -

Shares subscribed at $0.0001	60,000,000	6,000		6,000
Shares subscribed at $0.001	50,000,000	50,000		50,000

Net loss	-	-	(5,037)	(5,037)

BALANCE DECEMBER 31, 2012	110,000,000	$ 56,000	$ (5,037)	$ 50,963

Net loss			(33,698)	(33,698)

BALANCE DECEMBER 31, 2013	110,000,000	56,000	(38,735)	17,265

The accompanying notes are an integral part of these financial statements

(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	From Inception (January 6, 2012) to December 31, 2013

Cash flow from operating activities:
Net loss	$ (33,698)	$ (5,037)	$ (38,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of Mineral Property	-	-	-
Changes in operating assets and liabilities:

Net cash used in operating activities	(33,698)	(5,037)	(38,735)

Cash flows from investing activities:
Acquisition of mineral claims	-	(17,000)	(17,000)
Net cash used in investing activities	-	(17,000)	(17,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	56,000	56,000
Proceeds from common stock subscription	-	-	-

Net cash provided by financing activities	-	56,000	56,000

Increase (Decrease) in cash during the period	(33,698)	33,963	265

Cash, beginning of period	33,963	-	-

Cash, end of period	$ 265	$ 33,963	$ 265

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

KORE RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO  FINANCIAL STATEMENTS

December 31, 2013

NOTE 1 ORGANIZATION AND BASIS OF PRESENTATION

Kore Resources, Inc. (the "Company") was incorporated in the State of Nevada on January 6, 2012. The Company was organized to develop and explore mineral properties in the State of Nevada.

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US)dollars. The Company has not produced any revenue from its principal business and is an exploration stage company.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of December 31, 2013 and 2012 there were no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 6, 2012 to December 31, 2013.

KORE RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO  FINANCIAL STATEMENTS

December 31, 2013

Mining Interests and Exploration Expenditures

Exploration costs are expensed in the period in which they occur. The Company capitalizes costs for acquiring and leasing mineral properties and expenses costs to maintain mineral rights as incurred. Should a property reach the production stage, these capitalized costs would be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral interests are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations

Income Taxes

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

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

We have implemented certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. ASC 740 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We adopted the provisions of ASC 740 and have analyzed filing positions in United States jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified the United States as our "major" tax jurisdiction.  Generally, we remain subject to United States examination of our income tax returns.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.

   KORE RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO  FINANCIAL STATEMENTS

December 31, 2013

FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

       -     Level 1:Quotedprices in active markets for identical assets or liabilities

-

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Basic and Diluted Earnings Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the period presented.  ASC 260 requires presentation of basic earnings per share and diluted earnings per share.  Basic income (loss) per share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (“Diluted EPS”) is similarly calculated. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. As of December 31, 2013and 2012, there were no potentially dilutive securities.

Revenue Recognition

The Company's revenue recognition policies are in compliance with ASC 605-13 (Staff accounting bulletin (SAB) 104). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  There were no revenues recognized from inception to December 31, 2012.

Recent Accounting Pronouncements

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

                                                                       KORE RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO  FINANCIAL STATEMENTS

December 31, 2013

NOTE 3	GOING CONCERN

The Company has sustained operating losses since inception. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 31, 2012. Since inception, the Company has incurred an operating loss of $38,735. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 31, 2012, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions. The date of Inception is assigned as the date of incorporation, used for convenience as it is near the date of entering into a mineral lease.

KORE RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO  FINANCIAL STATEMENTS

December 31, 2013

NOTE 5	INCOME TAXES

No Provision was made for federal income tax for yearended December31, 2013 and the period ended December 31, 2012, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $18,950, which begins to expire in 2030unless utilized beforehand. The Company generated a deferred tax asset through the net operating loss carry-forward.  However, a valuation allowance of 100% has been established.

NOTE 6       STOCKHOLDERS’ EQUITY

The Company issued the following common shares:

During January 2012 the Company received $56,000 for common stock subscriptions. 6,000,000 of these shares were subscribed for by the officers and Directors of the Company at $.001 per share. The remaining 5,000,000 shares were subscribed for by third parties at $.01 per share.

On December 5, 2013, the Company authorized a common stock increase from 75,000,000 to 150,000,000 shares with a par value of $0.001, and the Company declared a 10 to 1 forward split of its issued and outstanding common stock. Accordingly, the Company’s issued and outstanding shares of common stock increased from 11,0000,000 to 110,000,000 shares of common stock. All references in the financial statements and notes to financial statements refer to number of shares, price per share, and weighted average number of shares outstanding prior to the stock split on a retroactive basis.

During January 2012, the Company received $56,000 for common stock subscriptions. 60,000,000 of these shares were subscribed for by the officers and Directors of the Company at $.0001 per share. The remaining 50,0000,000 shares were subscribed for by third parties at $.001 per share.

NOTE 7MINERAL LEASES AND CLAIMS

On December 24, 2012 the Company entered into a Lease with Option to Purchase Agreement with Claremont Nevada Mines, LLC to purchase 44 claims in Mineral County Nevada known as the CPG Prospect. The Company has subsequently paid to Claremont a total of $17,000 towards the purchase of the CPG prospect.

                                                                        KORE RESOURCES, INC.

(An Exploration Stage Company)

NOTES TO  FINANCIAL STATEMENTS

December 31, 2013

NOTE 8 COMMITMENTS AND CONTINGENCIES

The Company had the following financial commitments as of December 31, 2013 pursuant to the mineral lease entered into on December 24, 2012:

On or before December 31, 2013 (Year 1);

The Lessee shall incur Expenditures of $7,784 USD on the property.

On or before December 31, 2014 (Year 2):

The Lessee shall pay $35,000 USD to the Vendor; and

The Lessee shall incur Expenditures of $15,000 USD on the Property.

On or before December 31, 2015 (Year 3):

The Lessee shall pay $35,000 USD to the Vendor; and

The Lessee shall incur Expenditures of $50,000 USD on the Property.

On or before December 31, 2016 (Year 4):

The Lessee shall pay $40,000 USD to the Vendor; and

The Lessee shall incur Expenditures of $100,000 USD on the Property.

On or before December 31, 2017 (Year 5):

The Lessee shall pay $45,000 USD to the Vendor; and

The Lessee shall incur Expenditures of $100,000 USD on the Property.

When the Lessee has paid the Vendor the foregoing payments and has incurred the foregoing Expenditures, the Lessee shall be entitled to acquire an undivided 100% right, title and interest in and to the Property with the full right and authority to equip the Property for production and operate the Property as a mine subject to the rights of the Vendor to receive the Net Smelter Royalty.

The company is still in the process of negotiating the deferral of payment on the December 31, 2013 $7,784 lease expenditure.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the last two fiscal years and subsequent interim periods.

ITEM 9A.CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of December 31, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.  Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at December 31, 2013the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in the next fiscal year, 2013- 2014.

2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

 ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identificationof Directors and Executive Officers

The following table sets forth the names and ages of our current director(s) and executive officer(s):

Name	Age	Position with the Company	Director Since
Young Ju Yi	31	CEO, CFO, President, & Director	January 6, 2012
Woo Jong Yoo	36	Treasurer, Secretary, & Director	January 6, 2012

The board of directors has no nominating, audit or compensation committee at this time.

.Term of Office

Each of our directors is appointed to hold office until the next annual meeting of our stockholders or until his respective successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Nevada General Corporate Law. Our officers are appointed by our Board of Directors and hold office until removed by the Board or until their resignation

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Young Ju Yi: Young Ju Yi has acted as our President, Chief Executive Officer, Chief Financial officer and Director since our inception on January 6, 2012. Young Ju Yi has specific experience and background in supervision, business management and administration, and for the last 7 yearsYoung Ju Yi has worked for Bysys Communications as an Assistant Manger during 2006-2007, from 2007 to 2009 was employed by Just for Kids and held the position of Program Supervisor, from 2010 to present Young Ju Yi is employed as an educator in Korea. Yong Ju Yi attended Han Yang University and Majored in Business Administration.

Woo Jong Yoo: has acted as our Secretary, Treasurer, and Chief Accounting Officer and Director since our inception on January 6, 2012. Woo Jong Yoo has specific experience and background in business management, accounting and investor relations. Woo Jong Yoo has worked at Doosan Engineering & Construction Co., Ltd. since 2001 and is presently employed by Doosan Engineering and Construction. Woo Jong Yoo has held several positions within Doosan, including, accounting, investor relations, and is currently the investor relations manager.Woo Jong Yoo attended the University of Seoul and majored in Business Administration.

.Identification of Significant Employees

We have no significant employees other than our Board of Directors

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)

A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities.  The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the board of directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s board of directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles.

The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and Independent Registered Public Accounting Firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer.  A written copy of the Code is available on written request to the Company and is filed with the SEC on as part of the Company’s S-1 that is incorporated by reference hereto as Exhibit 14.01.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers during the twelve month periods ended December 31, 2013and 2012:

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 3/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Young Ju Yi(1) President, CEO, CFO, , and Director	2013 2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Woo Jong Yoo2), Treasurer, Secretary, and Director	2013 2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

1. Young Ju Yi has been a director of our company since January 6, 2012. and was appointed President,Chief Executive officer, Chief Financial Officer, of our company on January 6, 2012

2.Woo Jong Yoo has been a director of our company since January 6, 2012. and was appointed as Secretary, Treasurer, of our company on January 6, 2012.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended December 31, 2013.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no compensation for their service on our Board of Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of December 31, 2013, by: (i) our directors; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1) (#)	Percent of Class(2) (%)
Young Ju Yi 176-22 Sagun-Dong, SeongDong-Gu, Seoul Korea	Common	30,000,000	27.275%
Woo Jong Yoo 301, Gwangyeong-Dong, Gwangmyeong City, Korea	Common	30,000,000	27.275%
All Persons as a Group (2 Persons)	Common	60,000,000	54.55%

1.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.	Based on 110,000,000issued and outstanding shares of Common Stock as of December 31, 2013.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

None of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Young Ju Yi is not an independent director because he is also an executive officer of the Company.

According to the NASDAQ definition, Woo Jong Yoo is not an independent director because he is an officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit fees	$9,680	$5,000
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$9,680	$5,000

Audit Fees

During the fiscal years ended December 31, 2013, we incurred approximately $9.680 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $9,680and $5,000, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2013and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2013, and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

PART IV

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on March 28, 2013as part of our Registration Statement on Form S-1.
3.02	Bylaws	Filed with the SEC on March 28, 2013as part of our Registration Statement on Form S-1.
10.04	Minerals Lease and Agreement between Kore Resources, Inc. and Claremont Nevada Mines.	Filed with the SEC on March 28, 2013 as part of our Registration Statement on Form S-1.
14.01	Code of Ethics	Filed with the SEC on March 28, 2013as part of our Registration Statement on Form S-1.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

[Signature Page to Follow]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORE RESOURCES, INC.

Dated: April 15, 2014

/s/ Young Ju Yi

By: Young Ju Yi

Its: President, Principal Executive Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 15, 2014

/s/ Young Ju Yi

                                                                          By: Young Ju Yi– Director

Dated: April 15, 2014

/s/ Woo Jong Yoo

                                                                                          By: Woo Jong Yoo – Director