Form 10-Q
period 2014-03-31
Kore Resources Inc.
filed 2014-05-19
CIK 1572317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[ X ]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

☐Yes      ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes     ☐No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer

☐

Accelerated Filer

☐

Non-Accelerated Filer

☐

Smaller Reporting Company

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). XYes

As May 15, 2014, there were 110,000,000 shares of the Registrant’s $0.0001 par value and $0.001 par value common stock issued and outstanding.

TABLE of CONTENTS

FINA. NCHL INFORMATION

3

ITEM 1.

CONDENSED FINA.NCLSTATEMENTS

3

ITEM2.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL CONDITION                                                                                10

AND RESULTS or OPERATIONS

ITEM 3.

QUANTITAIVE A.ND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

12

ITEM 4.

CONTROLS AND PROCEDURES

12

PART D

OTHER INFORMATION

13

ITEM 1.

LEGAL PROCEEDINGS

13

ITEM lA.

RISK  FACTORS

13

ITEM2.

UNREGISTERED SALES OR EQUITY SECURITIES A.ND USE or PROCEEDS

13

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4.

(REMOVED A.ND RESERVED)

13

ITEM 5.

OTHER INFORMATION

13

ITEM6.

EXHIBITS

13

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Kore" refers to Kore Resources, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.

CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

KORE RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March	December
	31, 2014	31, 2013
	(Unaudited)	(Audited)
ASSETS

Current assets:

Cash	$250	$ 265
Lease payment on property	$ -	$ 17,000

Total assets	$ 250	$ 17,265

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity:
Common stock; authorized 150,000,000; 60,000,000 shares at $0.0001 par value and 50,000,000 shares at $0.001 par value; 110,000,000 shares issued and outstanding at December 31, 2013 and 2012 respectively.	56,000	56,000

Deficit accumulated during the exploration stage	$ (55,750)	$ (38,735)

Total stockholders' equity	$ 250	$ 17,265

Total liabilities and stockholders' equity	$ 250	$ 17,265

The accompanying notes are an integral part of these condensed financial statements

KORE RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Period Ended March 31, 2014	For the Three month Period Ended March 31, 2013	From Inception (January 6, 2012) to March 31, 2014

Operating Expenses:
General and administrative	$ (15)	$ (10,389)	$ (38,750)
Provision for impairment	$ (17,000)	$ -	$ (17,000)

Net loss for the period	$ (17,015)	$ (10,389)	$ (55,750)

Net loss per share:
Basic and diluted	$ -	$ -

Weighted average number of shares outstanding:
Basic and diluted	110,000,000	110,000,000

The accompanying notes are an integral part of these condensed financial statements

KORE RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Month Period Ended March 31, 2014	For The three Month Period Ended March 31, 2013	From Inception (January 6, 2012) to March 31, 2014
Operating activities:
Net loss:	$ (17,015)	$ (10,389)	$ (55,750)
Provision for impairment	$ 17,000	-	$ 17,000
Net cash used in operating activities	$ (15)	$ (10,389)	$ (38,750)

Cash flows from investing activities:
Acquisition of mineral claims	$ -	$ -	$ (17,000)
Net cash used in investing activities	$ -	$ -	$ (17,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	$ -	$ -	$ 56,000
Net cash provided by financing activities	$ -	$ -	$ 56,000

Increase (Decrease) in cash during the period	$ (15)	$ (10,389)	$ 250
Cash, beginning of period	$ 265	$ 33,963	$ -
Cash, end of period	$ 250	$ 23,574	$ 250

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -	$ -
Interest	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements

KORE RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONDENSEDFINANCIAL STATEMENTS

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the three months period ended March 31, 2014, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2014.  These unaudited condensed financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of March 31, 2014, there were no cash equivalents.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 6, 2012 to March 31, 2014.

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

NOTE 3

GOING CONCERN

The Company has sustained operating losses since inception. As of March 31, 2014 the Company has an accumulated deficit.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Management is endeavouring to begin principal revenue generating operations; however, it may not be able to do so within the next fiscal year.  Management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity securities, which may not be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue our exploration stage business as desired and operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us or our stockholders.

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

The Company is required to report its operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things.  Management has defined inception as January 6, 2012. Since inception, the Company has incurred a cumulativeloss of $38,750. The Company’s working capital has been generated through the sales of common stock.  Management has provided financial data since January 6, 2012, “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions. The date of Inception is assigned as the date of incorporation, used for convenience as it is near the date of entering into a mineral lease.

NOTE 5              INCOME TAXES

No provision was made for federal income tax for the three months ended March 31, 2014 and 2013, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $38,750, which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry forwards issubject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The Company generated a deferred tax asset of approximately $13,175through the net operating loss carry-forward.  However, a 100% valuation allowance of $13,175has been established due to the uncertainty surrounding the realization of net operating loss carryforwards prior to their expiration.

NOTE 6

STOCKHOLDERS’ EQUITY

The company issued the following common shares:

During January 2012, the Company received $56,000 for common stock subscriptions. 6,000,000 of these shares were subscribed for by the officers and Directors of the Company at $.001 per share. The remaining 5,000,000 shares were subscribed for by third parties at $.01 per share.

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

NOTE 7               MINERAL LEASES AND CLAIMS

On December 24, 2012, the Company entered into a purchase agreement with Claremont Nevada Mines LLC to purchase 44 claims In Mineral County Nevada known as the CPG Prospect. The Company  subsequently paid Claremont a total of $17,000 toward the purchase of the CPG prospect.The Company did not make a required $7,500 expenditure payment due December 31, 2013. The Company had a 60-day grace period; however, as of March 31, 2014, the Company had neither paid nor received a waiver and is therefore in technical default thereby causing a termination of the agreement. Accordingly, an impairment provision of the mineralclaim in the amount of $17,000 has been recorded in the accompanying statement of operation for the three months end March 31, 2014.

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

RESULTS OF OPERATIONS

Working Capital

	At March 31, 2014	At December 31, 2013
Current Assets	$250	$17,265
Current Liabilities	-	-
Working Capital (Deficit)	$250	$17,265

Cash Flows

	Three Months Ended March 31, 2014	From Inception to March31, 2014
Cash Flows used in Operating Activities	$(15)	$(38,750)
Cash Flows used in Investing Activities	-	(17,000)
Cash Flows used in Financing Activities	-	56,000
Net Increase (decrease) in Cash During Period	$(15)	$250

The decrease in our working capital at March 31, 2014  from the period ended December 31, 2013 is due to the impairment of our mineral claim.

As of March 31, 2014, we had cash on hand of  $250. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended March 31, 2014 was $15

The net loss for the three month period ended March 31, 2014 was $17,015

Liquidity and Capital Resources

As of March 31, 2014, the Company’s cash balance was $250

As of March 31, 2014, the Company had total liabilities of $0

As of March 31, 2014, the Company had working capital of $250

Cashflow from Operating Activities

During the three month period ended March 31, 2014, the Company used $15 of cash for operating activities.

Cashflow from Investing Activities

During the three month period ended March 31, 2014, the Company paid $0 to acquire mineral claims.

Cashflow from Financing Activities

During the three month period ended March 31, 2014, the Company received $0 of cash from financing activities.

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

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by ourcompany in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

IGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORE RESOURCES,INC.

Dated: May 15, 2014	By: /s/ Young Ju Yi
Young Ju Yi
Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 15, 2014

/s//s/ Young Ju Yi

By: Young Ju Yi –Director

Dated: May 15,  2014

                                                                                                     /s/WooJongYoo

By:  Woo Jong Yoo – Director

2