Form 10-Q/A
period 2013-09-30
Kore Resources Inc.
filed 2014-07-08
CIK 1572317

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

 +82-104042-7863
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

                This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Kore Resources Inc. for the nine month period ended September 30, 2013 is solely to correct certain information inadvertently omitted from the cover page and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of  the Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-Q as filed on November 14, 2013.

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

KORE RESOURCES,INC.

Dated: July 7, 2014	By:	/s/ Young Ju Yi
Young Ju Yi
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer