Form 10-K/A
period 2013-12-31
Kore Resources Inc.
filed 2014-07-08
CIK 1572317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ______

KORE RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-54977	000000000
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
	176-22 Sagun-Dong, Seongd, Seoul Korea 133-187
	(Address of principal executive offices)

	82-1040-427863
	(Registrant’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    [   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Documents incorporated by reference: None

Explanatory Note

                This Amendment No. 1 on Form 10-K/A (this “Amendment”) of Kore Resources Inc.  for the fiscal year ended December 31, 2013 is solely to correct certain information inadvertently omitted from the cover page and to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-K speaks as of the filing date of  the Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-K as filed on April 15, 2014.

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

KORE RESOURCES INC.

Date:	July 7, 2014	By:	/s/ Young Ju Yi
		Name:	Young Ju Yi
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 7, 2014	By:	/s/ Young Ju Yi
		Name:	Young Ju Yi
		Title:	President, Secretary, Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Date:	July 7, 2014	By:	/s/ Woo Jong Yoo
		Name:	Woo Jong Yoo
		Title:	Director