Form 10-Q/A
period 2014-03-31
Kore Resources Inc.
filed 2014-07-08
CIK 1572317

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

Yes [ ]	No [ ] (Not Required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

As May 15, 2014, there were 110,000,000 shares of the Registrant’s $0.0001 par value and $0.001 par value common stock issued and outstanding.

Explanatory Note

                This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Kore Resources Inc. for the three month period ended March 31, 2014 is solely to correct certain information inadvertently omitted from the cover page and to  furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of  the Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-Q as filed on May 19, 2014.

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

KORE RESOURCES INC.

Dated: July 7, 2014	By:	/s/ Young Ju Yi
	Name:	Young Ju Yi
	Title:	Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer