Form 10-Q
period 2014-06-30
Kore Resources Inc.
filed 2014-08-13
CIK 1572317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number	000-52970

KORE RESOURCES, INC.
(Exact name of registrant as specified in it’s charter)

Nevada	0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6623 Las Vegas Blvd. Suite 255, Las Vegas Nevada 89119.
(Address of principal executive offices)(Zip Code)

N/A
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

As of August 12, 2014, there were 110,000,000 shares of the Registrant’s $0.0001 par value and $0.001 par value common stock issued and outstanding.

KORE RESOURCES, INC.

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

PART I - FINANCIAL INFORMATION

ITEM 1.     CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

KORE RESOURCES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:

Cash	$235	$265
Lease payment on property	-	17,000

Total assets	$235	$17,265

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Loan from Director	1,560	-

Total liabilities	$1,560	$-

Stockholders' equity (deficit):
Common stock; authorized 150,000,000; 60,000,000 shares at $0.0001 par value and 50,000,000 shares at $0.0001 par value; 110,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013 respectively.	56,000	56,000

Deficit accumulated during the exploration stage	$(57,325)	$(38,735)

Total stockholders' equity (deficit)	(1,325)	17,265

Total liabilities and stockholders' equity (deficit)	$235	$17,265

The accompanying notes are an integral part of these condensed financial statements

KORE RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Month Period Ended June 30, 2014	For the Three Month Period Ended June 30, 2013	For the Six Month Period Ended June 30, 2014	For the Six Month Period Ended June 30, 2013

Operating Expenses:
General and administrative	$(1,575)	$(1,560)	$(1,590)	$(11,949)
Provision for impairment	$-	$-	$(17,000)

Net loss for the period	$(1,575)	$(1,560)	$(18,590)	$(11,949)

Net loss per share:
Basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	110,000,000	110,000,000	110,000,000	110,000,000

The accompanying notes are an integral part of these condensed financial statements

KORE RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For theSix Month Period Ended June 30, 2014	For The Six Month Period Ended June 30, 2013
Operating activities:
Net loss:	$(18,590)	$(11,949)
Provision for impairment	17,000	-
Net cash used in operating activities	$(1,590)	$(11,949)

Cash flows from financing activities:
Loan proceeds from Director	1,560	-
Net cash provided by financing activities	$1,560	$-

Decrease in cash during the period	(30)	(11,949)
Cash, beginning of period	$265	$33,963
Cash, end of period	$235	$22,014

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed financial statements

KORE RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying unaudited condensed consolidated financial statements.  Operating results for the three month and six month period ended June 30, 2014, are not necessarily indicative of the results to be expected for other interim periods or for the full year ended December 31, 2014.  These unaudited condensed financial statements should be read in conjunction with the financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. As of June 30, 2014, there were no cash equivalents.

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

Start-up Expenses

The Company expenses costs associated with start-up activities as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from inception on January 6, 2012 to June 30, 2014.

KORE RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment and removed all discussion of the exploration stage.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies.  Due to the tentative and preliminary nature of those proposed standards, the Company’s management has not determined whether implementation of such standards would be material to its financial statements.

NOTE 3 - GOING CONCERN

The Company has sustained operating losses since inception. As of June 30, 2014 the Company has an accumulated deficit of $57,325.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

KORE RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 4 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 5 - INCOME TAXES

No provision was made for federal income tax for the three months ended June 30, 2014 and 2013, since the Company had net operating losses.

The Company has available a net operating loss carry-forward of approximately $57,325, which begins to expire in 2029 unless utilized beforehand. Net operating loss carry forwards may be used to reduce taxable income through the year 2032. The availability of the Company’s net operating loss carry forwards is subject to limitation if there is a 50% or more change in the ownership of the Company’s stock. The Company generated a deferred tax asset of approximately 34% or $19,490 through the net operating loss carry-forward.  However, a 100% valuation allowance of $19,490 has been established due to the uncertainty surrounding the realization of net operating loss carry forwards prior to their expiration.

NOTE 6 - STOCKHOLDERS’ EQUITY

The company issued the following common shares:

During January 2012, the Company received $56,000 for common stock subscriptions. 6,000,000 of these shares were subscribed for by the officers and Directors of the Company at $.001 per share. The remaining 5,000,000 shares were subscribed for by third parties at $.01 per share.

On December 5, 2013, the Company authorized a common stock increase from 75,000,000 to 150,000,000 shares with a par value of $0.001, and the Company declared a 10 to 1 forward split of its issued and outstanding common stock. Accordingly, the Company’s issued and outstanding shares of common stock increased from 11,000,000 to 110,000,000 shares of common stock. All references in the financial statements and notes to financial statements refer to number of shares, price per share, and weighted average number of shares outstanding prior to the stock split on a retroactive basis.

NOTE 7 - MINERAL LEASES AND CLAIMS

On December 24, 2012, the Company entered into a purchase agreement with Claremont Nevada Mines LLC to purchase 44 claims In Mineral County Nevada known as the CPG Prospect. The Company subsequently paid Claremont a total of $17,000 toward the purchase of the CPG prospect. The Company did not make a required $7,500 expenditure payment due December 31, 2013. The Company had a 60-day grace period; however, as of June 30, 2014, the Company had neither paid nor received a waiver and is therefore in technical default thereby causing a termination of the agreement. Accordingly, an impairment provision of the mineral claim in the amount of $17,000 has been recorded in the accompanying statement of operation for the six months end June 30, 2014.

KORE RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014

NOTE 7 - MINERAL LEASES AND CLAIMS (continued)

On June 23, 2014 the Company gave formal notice (60 days) under the terms of the Lease with Option to Purchase Agreement to terminate the agreement and not renew the claims that make up the CPG Prospect. The Company is currently seeking new business opportunities.

NOTE 8 - RELATED PARTY LOANS

During the six month period ended June 30, 2014 a director of the Company loaned the Company $1,560. The loan is non interest bearing and has no fixed terms of repayment.

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

RESULTS OF OPERATIONS

Working Capital

	At June 30, 2014	At December 31, 2013
Current Assets	$235	$265
Current Liabilities	$1,560	-
Working Capital (Deficit)	$(1,325)	$265

Cash Flows

	Six Months Ended June 30, 2014	From Inception to June 30, 2014
Cash Flows used in Operating Activities	$(1590)	$(40,325)
Cash Flows used in Investing Activities	-	(17,000)
Cash Flows used in Financing Activities	$1,560	57,560
Net Increase (decrease) in Cash During Period	$(30)	$235

As of June 30, 2014, we had cash on hand of $235. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended June 30, 2014 was $1,575

The net loss for the three month period ended June 30, 2014 was $1,575

Liquidity and Capital Resources

As of June 30, 2014, the Company’s cash balance was $235

As of June 30, 2014, the Company had total liabilities of $1,560

As of June 30, 2014, the Company had negative working capital of $1,325

Cashflow from Operating Activities

During the six month period ended June 30, 2014, the Company used $1,590 of cash for operating activities.

Cashflow from Investing Activities

During the six month period ended June 30, 2014, the Company paid $0 to acquire mineral claims.

Cashflow from Financing Activities

During the six month period ended June 30, 2014, the Company received $1,560 of cash from financing activities.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

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

ITEM 4.     MINE SAFETY DISCLOSURES

   None.

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

KORE RESOURCES,INC.

Date: August 13, 2014	By:	/s/Mathew Killen
	Name:	Mathew Killen
	Title:	Chief Executive Officer and Chief Financial Officer