Form 10-Q
period 2014-09-30
Kore Resources Inc.
filed 2014-11-19
CIK 1572317

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1572317

KORE RESOURCES INC.
(Exact name of registrant as specified in its charter)
NEVADA
(State or other jurisdiction of incorporation or organization)
1101 Brickell Ave., South Tower, 8th Floor Miami, FL 33131

(Address of principal executive offices, including zip code.)

(855) 587-4249
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES  ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES   ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES  ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:127,750,000 shares of common stock as of November 18, 2014.

     KORE RESOURCES, INC.
FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS

	Balance Sheets as of September 30, 2014 and April 22, 2014	3

	Statements of Operations for the three month period ended September 30, 2014 and for the period from April 22, 2014 (inception) through September 30, 2014	4

	Statements of Cash Flows for the three month period ended September 30, 2014 and for theperiod from April 22, 2014 (inception) through September 30, 2014	5

	Notes to Consolidated Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	14

ITEM 4	Controls and Procedures	14

PART II	OTHER INFORMATION	14

ITEM 1A	Risk Factors	14

ITEM 6	Exhibits	15

INDEX TO EXHIBITS		15

SIGNATURES		16

KORE RESOURCES. INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	June 30,
	2014	2014
		Audited
ASSETS

CURRENT ASSETS
Cash	$30,801	$19,784
Prepaid expenses	-	2,192

TOTAL CURRENT ASSETS	30,801	21,976

OTHER ASSETS
Deposits	3,900	3,900
Property, Plant and Equipment, Net of accumulated depreciation of $313 and $0, respectively	5,941	4,426
Intangible Assets, Net of accumulated depreciation of $710 and $0, respectively	13,498	14,208

TOTAL OTHER ASSETS	23,339	22,534

TOTAL ASSETS	$54,140	$44,510

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$-	$1,000
Due to related party	16,088	58,483

TOTAL CURRENT LIABILITIES	16,088	59,483

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, 150,000,000 shares authorized, 127,750,000 and 10,000,000 shares issued and outstanding, respectively	12,775	100
Additional paid in capital	262,325	-
Subscription receivable	(150,000)	-
Accumulated deficit	(87,048)	(15,073)
TOTAL STOCKHOLDERS'S DEFICIT	38,052	(14,973)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$54,140	$44,510

See accompanying notes to consolidated unaudited financial statements.

KORE RESOURCES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the	For the Period From
	three months	April 22, 2014
	ended	(Inception) to
	September 30, 2014	September 30, 2014

Revenue
Service Revenue, net	$-	$-

OPERATING EXPENSES
Consulting	47,846	54,093
General and administrative	33,130	41,955
Total Operating Expenses	80,976	96,048

NET LOSS FROM OPERATIONS	(80,976)	(96,048)

Net loss before provision for income taxes	(80,976)	(96,048)

Other income:
Other Income	9,000	9,000
Net loss before provision for income taxes	(71,976)	(87,048)

Provision for Income Taxes	-	-

NET LOSS	$(71,976)	$(87,048)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	125,489,130	125,489,130

See accompanying notes to consolidated unaudited financial statements.

KORE RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

For the Period From
April 22, 2014
(Inception) to
September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,048)
Adjustments to reconcile net loss to net cash used in operating activities:

Stock-based compensation	100
Depreciation expense	1,023
Changes in operating assets and liabilities:
Deposits	(3,900)
Accounts payable - related party	(2,546)
Net Cash Used In Operating Activities	(92,371)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,828)
Net Cash Used In Investing Activities	(1,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Private placement of securites	125,000
Net Cash Provided By Financing Activities	125,000

NET INCREASE / (DECREASE) IN CASH	30,801

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30,801

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-
Cash paid for interest expense	$-
Non Cash Transactions:
Fixed assets purchased by related party	$18,634
Common stock issued in reverse merger	$12,500
Stock subscription receivable	$150,000

See accompanying notes to consolidated unaudited financial statements.

KORE RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Kore Resources, Inc. (the "Company") was incorporated in the State of Nevada on January 6, 2012. The Company was organized to develop and explore mineral properties in the State of Nevada.

These condensed consolidated financial statements and related notes are presented in accordance with generally accepted accounting principles in the United States and are expressed in United States (US) dollars. The Company has not produced any revenue from its principal business and is an exploration stage company.

On June 30, 2014, the “Company” we entered into a Share Exchange Agreement (the “Exchange Agreement”) with WeedWeb Inc, a privately held Nevada corporation (“WeedWeb ”) and Weedweb’s controlling stockholder Mary Kay Tantum (“Tantum”).  As a result of the transaction (the “Exchange”) we acquired 10,000,000 shares of common stock of WeedWeb and it became our wholly-owned subsidiary. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 15,000,000 shares of our common stock were issued to Tantum in exchange for her shares of WeedWeb. Each of us, WeedWeb and Tantum  provided customary representations and warranties, pre-closing covenants and closing conditions in the Exchange Agreement .  In connection with these transactions, Ms. Tantum and Level Up Investments LLC entered into an agreement with Young Ju Yi to purchase 60,000,000 shares of our common stock from Young Ju Yi for a total purchase price of $30,000.  Ms. Tantum and Level Up Investments LLC each acquired 30,000,000 shares of our common stock pursuant to this agreement.
In accordance with ASC Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition and WeedWeb, Inc. is considered the accounting acquirer and the acquiree is Kore Resources, Inc. since the members of WeedWeb, Inc. obtained voting and management control of Kore Resources, Inc. hee transaction has been accounted as a reverse merger and recapitalization.

Immediately subsequent to the Exchange, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) with our former officer and director, Mr. Young Ju Yi. Pursuant to the Conveyance Agreement, we transferred all assets and business operations associated with our mining business to Mr. Young Ju Yi. As a result of this Agreement, we are no longer pursuing our former business plan. Under the direction of our newly appointed officers and directors, as set forth below, we are in the business of information dissemination in the   cannabis manufacturing, distributing and financing processes.

In connection with these transactions, Ms. Tantum and Level Up Investments LLC entered into an agreement with Young Ju Yi to purchase 60,000,000 shares of our common stock from Young Ju Yi for a total purchase price of $30,000.  Ms. Tantum and Level Up Investments LLC each acquired 30,000,000 shares of our common stock pursuant to this agreement.

Kore Resources, Inc. and its wholly owned subsidiaries are herein referred to as the “Company”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in Financial Statements

The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates during the period covered by these financial statements include the valuation of website costs, valuation of deferred tax asset, stock based compensation and any beneficial conversion features on convertible debt.

Fair value measurements and Fair value of Financial Instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC Topic 820.

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet date.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Other Revenue

Other revenue consists of web-site development work the Company performed for a customer..

Loss Per Share

The basic loss per share is calculated by dividing the Company's net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company's net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of September 30, 2014 has company has no dilutive securities.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The Company elected early adoption of ASU 2014-10. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company. The company elected early adoption of ASU 2014-10.

No other accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements

NOTE 4 - GOING CONCERN

The Company has sustained operating losses since inception. As of September 30, 2014 the Company has an accumulated deficit of $87,048.  The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

Management is working to begin principal revenue generating operations; however, it may not be able to do so within the next fiscal year.  Management is also seeking to raise additional working capital through various financing sources, including the sale of the Company’s equity securities, which may not be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue our exploration stage business as desired and operating results will be adversely affected. In addition, any financing arrangement may have potentially adverse effects on us or our stockholders.

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

On June 30, 2014, the “Company” we entered into a Share Exchange Agreement (the “Exchange Agreement”) with WeedWeb Inc, a privately held Nevada corporation (“WeedWeb ”) and Weedweb’s controlling stockholder Mary Kay Tantum (“Tantum”). . As a result of the transaction (the “Exchange”) we acquired 10,000,000 shares of common stock of , WeedWeb and it became our wholly-owned subsidiary. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 15,000,000 shares of our common stock were issued to Tantum in exchange for her shares of WeedWeb. Each of us, WeedWeb and Tantum  provided customary representations and warranties, pre-closing covenants and closing conditions in the Exchange Agreement. In accordance with ASC Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition and WeedWeb, Inc. is considered the accounting acquirer and the acquiree is Kore Resources, Inc. since the members of WeedWeb, Inc. obtained voting and management control of Kore Resources, Inc. the transaction has been accounted as a reverse merger and recapitalization.

Immediately subsequent to the Exchange, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) with our former officer and director, Mr. Young Ju Yi. Pursuant to the Conveyance Agreement, we transferred all assets and business operations associated with our mining business to Mr. Young Ju Yi. As a result of this Agreement, we are no longer pursuing our former business plan. Under the direction of our newly appointed officers and directors, as set forth below, we are in the business of information dissemination in the   cannabis manufacturing, distributing and financing processes.

In connection with these transactions, Ms. Tantum and Level Up Investments LLC entered into an agreement with Young Ju Yi to purchase 60,000,000 shares of our common stock from Young Ju Yi for a total purchase price of $30,000.  Ms. Tantum and Level Up Investments LLC each acquired 30,000,000 shares of our common stock pursuant to this agreement.

On September 1, 2014, we entered into a Funding Agreement with Craigstone Ltd., pursuant to which Craigstone agreed to purchase 2,500,000 shares of our common stock for ten cents ($0.10) per share and a warrant to acquire Five Hundred Thousand (500,000) shares of common stock of the Company at an exercise price of Twenty Cents ($0.20) per share. As of September 30, 2014, the Company has received a total of $100,000 of the purchase price. The remaining $150,000 is recorded as a stock subscription receivable. The Company anticipates collection of the remaining balance before December 31, 2014.

On September 5, 2014 we entered into a Funding Agreement with Maverick LLC., pursuant to which Maverick  agreed to purchase 250,000 shares of our common stock for ten cents ($0.10) per share, for a total purchase price of $25,000.

NOTE 5 – RELATED PARTIES

Between April 22, 2014 (Inception) to September 30, 2014, a related party paid operating expense for the Company for a total amount of $16,088, and the related party also paid for the intangible and fixed assets for the Company in the amount of $18,634.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of WeedWeb’s revenues and gross profit, details and analysis of components of expenses, and variances from April 22, 2014 to September 30, 2014.

	For the	For the Period From
	three months	April 22, 2014
	ended	(Inception) to
	September 30, 2014	September 30, 2014

OPERATING EXPENSES
Consulting	47,846	54,093
General and administrative	33,130	41,955
Total Operating Expenses	80,976	96,048

NET LOSS FROM OPERATIONS	(80,976)	(96,048)

Operating expenses

For the period April 22, 2014 to September 30, 2014. , our total operating expenses were $96,048.  Most of our operating expenses were for general and administrative because we were in the early stages of running a tech startup with high employee cost, but very little outside expense. We feel that we can keep our employee cost at the current level because of slack in the work output.

Liquidity and Capital Resource

Working Capital

At September 30, 2014

Current Assets	$30,801
Current Liabilities	16,088

Working Capital	$14,713

Cash Flows

For the period from April 22, 2014 (inception) To September 30, 2014

Net Cash Consumed by Operating Activities	$(92,371)
Net Cash Consumed by Investing Activities	(1,828)
Net Cash Provided by Financing Activities	125,000

Net Cash Provided	$30,801

Sources of Capital:

We expect to continue to obtain financing through private placements. We have current private placements of which we currently have working capital for at least 6 months with our current agreements. As the company undergoes a advertising campaign to drive traffic to the website, our burn rate will increase to a point where we would need to undergo another private placement, which we believe we will be able to do. We are happy that for our shareholders, the dilution caused by this private placement for funding the company through September 30, 2014 months was less than 2.5% of our outstanding shares.

Since inception, the Company has incurred net operating losses and used cash in operations. As of September 30, 2014, the Company had an accumulated deficit of $87,048, and cash used in operations of $92,371 from inception. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of these uncertainties. Management believes that the actions presently being taken to obtain additional funding and implement its strategic plan provides the opportunity for the Company to continue as a going concern.

Liabilities

At September 30, 2014, we had total current liabilities of $16,088, of which $16,088 was of loans from our founder and Director as they began the company from their own bank account. These loans will now end as the company has obtained its business bank account and significant working capital has been raised through private placement.

 Plan of Operations: We are currently in the process of hiring on commission based sales people to begin the process of revenue generation on advertising, sponsorship, and branding campaigns. We believe the website is at the point now where we can also begin the marketing campaign to drive traffic and awareness to www.Weedweb.com. The higher the traffic and exposure to the website, the easier the sales process will be for our salespeople. We are currently also actively engaged in the process of sourcing more sales people, as well as doing sales in house with our current team. The prior 3 months, we were engaged in mainly development of the site to get it to the point of revenue generation.  While the site is now at the beginning of revenue generation, the development of the site will not halt, as we will be adding new features and updates daily. Further content creation is something we are actively looking at attaining to increase the time spent on the site per each unique visitor.

Business Plan

WeedWeb, Inc. provides professional web and mobile software to the legal cannabis industry. The company’s flagship application, WeedWeb.com, is the largest online professional network for the legal cannabis industry.  The “LinkedIn for legal weed industry,” WeedWeb’s platform helps legal marijuana business owners connect to ancillary professional service providers and vendors they need to grow and expand their businesses.

With over 1,500 (and growing by hundreds every week) unique company profiles, WeedWeb’s vast directory covers businesses in more than 20 different industry verticals—from accountants, law firms, marketing and IT consultants, to cultivation, processing, packaging, and retail display supply companies.  The WeedWeb professional network provides an online platform for existing businesses to connect with and market their products and services the growing legal marijuana industry.

In addition to adding their business profiles to the site, WeedWeb members can publish their own content and integrate and share their social media feeds as well as add their own products, deals & promotions to the site.  Companies can also post job openings to WeedWeb’s marijuana industry job board, which aggregates marijuana industry job listings from all over the web to a single hub for recruiters & job-seekers.

WeedWeb has a diversified revenue model, which includes advertising, sponsored content licensing and distribution, as well as affiliate product sales.  WeedWeb will license and publish expert industry content on behalf of and in partnership with these companies, and access to these cannabis industry guides will be offered via a members-only knowledgebase on WeedWeb.com.

Material Commitments

We do not have any material commitments for capital expenditures.

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The Company elected early adoption of ASU 2014-10. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company. The company elected early adoption of ASU 2014-10.

No other accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the nine month period ended September 30, 2014.

There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 30, 2014, the “Company” we entered into a Share Exchange Agreement (the “Exchange Agreement”) with WeedWeb Inc, a privately held Nevada corporation (“WeedWeb ”) and Weedweb’s controlling stockholder Mary Kay Tantum (“Tantum”). . As a result of the transaction (the “Exchange”) we acquired 10,000,000 shares of common stock of , WeedWeb and it became our wholly-owned subsidiary. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 15,000,000 shares of our common stock were issued to Tantum in exchange for her shares of WeedWeb. Each of us, WeedWeb and Tantum  provided customary representations and warranties, pre-closing covenants and closing conditions in the Exchange Agreement. In accordance with ASC Topic 360-10-45-15, the transaction is accounted for as a reverse acquisition and WeedWeb, Inc. is considered the accounting acquirer and the acquiree is Kore Resources, Inc. since the members of WeedWeb, Inc. obtained voting and management control of Kore Resources, Inc. the transaction has been accounted as a reverse merger and recapitalization.

Immediately subsequent to the Exchange, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) with our former officer and director, Mr. Young Ju Yi. Pursuant to the Conveyance Agreement, we transferred all assets and business operations associated with our mining business to Mr. Young Ju Yi. As a result of this Agreement, we are no longer pursuing our former business plan. Under the direction of our newly appointed officers and directors, as set forth below, we are in the business of information dissemination in the   cannabis manufacturing, distributing and financing processes.

In connection with these transactions, Ms. Tantum and Level Up Investments LLC entered into an agreement with Young Ju Yi to purchase 60,000,000 shares of our common stock from Young Ju Yi for a total purchase price of $30,000.  Ms. Tantum and Level Up Investments LLC each acquired 30,000,000 shares of our common stock pursuant to this agreement.

On September 1, 2014 we entered into a Funding Agreement with Craigstone Ltd., pursuant to which Craigstone agreed to purchase 2,500,000 shares of our common stock for ten cents ($0.10) per share and a warrant to acquire Five Hundred Thousand (500,000) shares of common stock of the Company at an exercise price of Twenty Cents ($0.20) per share.

On September 5, 2014 we entered into a Funding Agreement with Maverick LLC., pursuant to which Maverick  agreed to purchase 250,000 shares of our common stock for ten cents ($0.10) per share, for a total purchase price of $25,000.

ITEM 3              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.              OTHER INFORMATION

None

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19 day of November, 2014.

KORE RESOURCES INC.

BY: /s/	MATTHEW KILLEEN MATTHEW KILLEEN
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer