Form 10-Q
period 2014-12-31
Kore Resources Inc.
filed 2015-02-24
CIK 1572317

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1572317

KORE RESOURCES INC.
(Exact name of registrant as specified in its charter)
NEVADA
(State or other jurisdiction of incorporation or organization)
1101 Brickell Ave., South Tower, 8th Floor Miami, FL 33131

(Address of principal executive offices, including zip code.)

(318) 470-9456
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
 YES  ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:127,500,000 shares of common stock as of  February 18, 2015.

     KORE RESOURCES, INC.
FINANCIAL STATEMENTS
DECEMBER 31, 2014

KORE RESOURCES. INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	June 30,
	2014	2014

ASSETS

CURRENT ASSETS
Cash	$1,190	$19,784
Prepaid expenses	-	2,192

TOTAL CURRENT ASSETS	1,190	21,976

OTHER ASSETS
Deposits	-	3,900
Property, Plant and Equipment, Net of accumalated depreciation of $626 and $0, respectively	5,628	4,426
Intangible Assets, Net of accumulated depreciation of $1,420 and $0, respectively	12,788	14,208

TOTAL OTHER ASSETS	18,416	22,534

TOTAL ASSETS	$19,606	$44,510

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$22,088	$1,000
Accrued expenses	17,500	-
Due to related party	3,400	58,483
Note payable	15,000	-

TOTAL CURRENT LIABILITIES	57,988	59,483

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT

Common stock, $0.00001 par value, 150,000,000 shares authorized, 127,750,000 shares issued and outstanding	12,775	100
Additional paid in capital	262,325	-
Subscription receivable	(100,000)	-
Accumulated deficit	(213,482)	(15,073)
TOTAL STOCKHOLDERS'S DEFICIT	(38,382)	(14,973)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,606	$44,510

See accompanying notes to consolidated financial statements.

KORE RESOURCES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the	For the
	three months	six months
	ended	ended
	December 31, 2014	December 31, 2014

OPERATING EXPENSES
Consulting	86,229	134,075
General and administrative	40,205	73,334
Total Operating Expenses	126,434	207,409

NET LOSS FROM OPERATIONS	(126,434)	(207,409)

Other income:
Other income	-	9,000
NET LOSS BEFORE PROVISION FOR TAX	(126,434)	(198,409)

Provision for Income Taxes	-	-

NET LOSS	$(126,434)	$(198,409)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	127,750,000	127,750,000

See accompanying notes to consolidated financial statements.

KORE RESOURCES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

For the Six Months
Ended
December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(198,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,046
Changes in operating assets and liabilities:
Prepaid expenses	2,192
Deposits	3,900
Accounts payable	21,088
Accrued expenses	17,500
Due to related party	(55,083)
Net Cash Used In Operating Activities	(206,766)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,828)
Net Cash Used In Investing Activities	(1,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	15,000
Proceeds from sale of common stock	175,000
Net Cash Provided By Financing Activities	190,000

NET INCREASE / (DECREASE) IN CASH	(18,594)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,784

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,190

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-
Cash paid for interest expense	$-

Non Cash Transactions:
Common stock issued in reverse merger	$12,500
Shares issued for stock subscription receivable	$150,000

See accompanying notes to consolidated financial statements.

KORE RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Kore Resources, Inc. (the "Company") was incorporated in the State of Nevada on January 6, 2012. The Company was organized to develop and explore mineral properties in the State of Nevada.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended December 31, 2014 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

On June 30, 2014, the “Company” we entered into a Share Exchange Agreement (the “Exchange Agreement”) with WeedWeb Inc, a privately held Nevada corporation (“WeedWeb”) and Weedweb’s controlling stockholder Mary Kay Tantum (“Tantum”).  As a result of the transaction (the “Exchange”) we acquired 10,000,000 shares of common stock of WeedWeb and it became our wholly-owned subsidiary. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 15,000,000 shares of our common stock were issued to Tantum in exchange for her shares of WeedWeb. Each of us, WeedWeb and Tantum  provided customary representations and warranties, pre-closing covenants and closing conditions in the Exchange Agreement.  In connection with these transactions, Ms. Tantum  and Level Up Investments LLC entered into an agreement with Young Ju Yi, our former CEO and Director, to purchase 60,000,000 shares of our common stock from Young Ju Yi for a total purchase price of $30,000. Ms. Tantum and Level Up Investments LLC each acquired 30,000,000 shares of our common stock pursuant to this agreement.  This resulted in a change in control of the  Corporation.  Level Up Investments, LLC was not a shareholder of Weedweb, Inc. prior to its acquisition by the Corporation.  In addition to being a shareholder of the Company, Level Up Investments LLC was instrumental in finding funding for the early development stage of the Weedweb website.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

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

No other accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements

NOTE 3 - GOING CONCERN

The Company has sustained operating losses since inception, and as of December 31, 2014 the Company has an accumulated deficit of $213,482.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

On September 1, 2014, we entered into a Funding Agreement with Craigstone Ltd., pursuant to which Craigstone agreed to purchase 2,500,000 shares of our common stock for ten cents ($0.10) per share and a warrant to acquire Five Hundred Thousand (500,000) shares of common stock of the Company at an exercise price of Twenty Cents ($0.20) per share. The Company initially received $100,000 in cash from Craigstone and recorded a stock subscription receivable of $150,000; of that amount $50,000 has been received. As of September 30, 2014, the Company has received a total of $150,000 of the purchase price. The remaining $100,000 is recorded as a stock subscription receivable. The Company anticipates collection of the remaining balance before March 31, 2015.

On September 5, 2014 we entered into a Funding Agreement with Maverick LLC., pursuant to which Maverick  agreed to purchase 250,000 shares of our common stock for ten cents ($0.10) per share, for a total purchase price of $25,000.

NOTE 5 – RELATED PARTIES

Between April 22, 2014 (Inception) to December, 2014, a related party paid operating expense for the Company as of December 31, 2015 the related party is owed a total amount of $3,400 and the related party also paid for the intangible and fixed assets for the Company in the amount of $18,634.

 NOTE 6 – NOTE PAYABLE

On November 14, 2014 the Company entered into a promissory note in the amount of $15,000. The note is due on May 14, 2015 and is non interesting bearing.  If the note is not repaid by May 14, 2015 it shall bear interest at a rate of 15% per annum.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to December 31, 2014 the Company received $30,000 of amounts previously recorded as subscription receivable.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of WeedWeb’s revenues and gross profit, details and analysis of components of expenses, and variances for the three and six months December 31, 2014.

	For the	For the
	three months	Six months
	Ended	Ended
	December 31, 2014	December 31, 2014

OPERATING EXPENSES
Consulting	86,229	134,075
General and administrative	40,205	73,334
Total Operating Expenses	126,434	207,409

NET LOSS FROM OPERATIONS	(126,434)	(207,409)

Operating expenses

For the period April 22, 2014 to December 31, 2014 and for the three months ended December 31, 2014, our total operating expenses were $222,483 and $126,434, respectively.  Most of our operating expenses were for general and administrative because we were in the early stages of running a tech startup with high employee cost, but very little outside expense. We feel that we can keep our employee cost at the current level because of slack in the work output.

Liquidity and Capital Resource

Working Capital

At
December 31,
2014

Current Assets	$1,190
Current Liabilities	57,988

Working Capital	$(56,787)

Cash Flows

For the six Months Ended December 31, 2014

Net Cash Consumed by Operating Activities	$(206,766)
Net Cash Consumed by Investing Activities	(1,828)
Net Cash Provided by Financing Activities	190,000

Net Cash Provided (Consumed)	$1,190

Sources of Capital:

We expect to continue to obtain financing through private placements. We have current private placements of which we currently have working capital through mid Q2 2015 with our current agreements. As the company undergoes a advertising campaign to drive traffic to the website, our burn rate will increase to a point where we would need to undergo another private placement, which we believe we will be able to do.

Since inception, the Company has incurred net operating losses and used cash in operations. As of December 31, 2014, the Company had an accumulated deficit of $213,482, and cash used in  operations of $161,982 from inception. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

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

Liabilities

At December 31, 2014, we had total current liabilities of $57,988, of which $3,400 was of loans from one of our Officers as they began the company from their own bank account. These loans will now end as the company has obtained its business bank account and significant working capital has been raised through private placement.

 Plan of Operations: We are currently in the process of hiring on commission based sales people to begin the process of revenue generation on advertising, sponsorship, and branding campaigns. We believe the website is at the point where we can move from the BETA version of the website to the full revenue generating version, fully optimized and ready for full user traffic on the servers as we undergo a marketing campaign to drive traffic and awareness.  The higher the traffic and exposure to the website, the easier the sales process will be for our salespeople. We are currently also actively engaged in the process of sourcing more sales people, as well as doing sales in house with our current team. The prior 5 months, we were engaged in mainly development of the site to get it to the point of revenue generation.  While the site is now at the beginning of revenue generation, the development of the site will not halt, as we will be adding new features and updates daily. Further content creation is something we are actively looking at attaining to increase the time spent on the site per each unique visitor.

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

With over 3,100 (and growing every week) unique company profiles, WeedWeb’s vast directory covers businesses in more than 20 different industry verticals—from accountants, law firms, marketing and IT consultants, to cultivation, processing, packaging, and retail display supply companies.  The WeedWeb professional network provides an online platform for existing businesses to connect with and market their products and services the growing legal marijuana industry.

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

Going Concern

 We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through loans from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the nine month period ended December 31, 2014.

There were no changes in our internal control over financial reporting during the nine month period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 23rd day of February, 2015.

KORE RESOURCES INC.

BY: /s/	MATTHEW KILLEEN MATTHEW KILLEEN
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer