Form 10-Q
period 2015-03-31
Kore Resources Inc.
filed 2015-05-20
CIK 1572317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54977

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
 YES ☒      NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  127,500,000 shares of common stock as of May 20, 2015.

     KORE RESOURCES, INC.
FINANCIAL STATEMENTS
March 31, 2015

ITEM 4	Mine Safety Disclosures	13

ITEM 5	Other Information	13

ITEM 6	Exhibits	13

SIGNATURES		14

KORE RESOURCES. INC.
BALANCE SHEETS
(UNAUDITED)

	March 31,	June 30,
	2015	2014
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$2,142	$19,784
Prepaid expenses	-	2,192

TOTAL CURRENT ASSETS	2,142	21,976

OTHER ASSETS
Deposits	-	3,900
Property, Plant and Equipment, Net of accumalated depreciation of $938 and $0, respectively	5,314	4,426
Intangible Assets, Net of accumulated depreciation of $2,130 and $0, respectively	12,078	14,208

TOTAL OTHER ASSETS	17,392	22,534

TOTAL ASSETS	$19,534	$44,510

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$29,016	$1,000
Accrued expenses	24,280	-
Due to related party	3,486	58,483
Note payable	15,000	-

TOTAL CURRENT LIABILITIES	71,782	59,483

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Common stock, $0.00001 par value, 150,000,000 shares authorized, 127,750,000 shares issued and outstanding	12,775	100
Additional paid in capital	262,325	-
Subscription receivable	(70,000)	-
Accumulated deficit	(257,348)	(15,073)
TOTAL STOCKHOLDERS' DEFICIT	(52,248)	(14,973)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,534	$44,510

See accompanying notes to consolidated
financial statements.

KORE RESOURCES, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the	For the
	three months	nine months
	ended	ended
	March 31, 2015	March 31, 2015

OPERATING EXPENSES
Consulting	10,500	114,749
General and administrative	33,366	136,526
Total Operating Expenses	43,866	251,275

NET LOSS FROM OPERATIONS	(43,866)	(251,275)

Other income:
Other income	-	9,000
NET LOSS BEFORE PROVISION FOR TAX	(43,866)	(242,275)

Provision for Income Taxes	-	-

NET LOSS	$(43,866)	$(242,275)

Net loss per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	127,750,000	127,750,000

See accompanying notes to consolidated financial statements.

KORE RESOURCES, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

For the Nine Months
Ended
March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(242,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-
Depreciation expense	3,068
Changes in operating assets and liabilities:
Prepaid expenses	2,192
Deposits	3,900
Accounts payable	28,018
Accrued expenses	24,280
Due to related party	(54,997)
Net Cash Used In Operating Activities	(235,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,828)
Net Cash Used In Investing Activities	(1,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	15,000
Proceeds from sale of common stock	205,000
Net Cash Provided By Financing Activities	220,000

NET(DECREASE) IN CASH	(17,642)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,784

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,142

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-
Cash paid for interest expense	$-

Non Cash Transactions:
Common stock issued in reverse merger	$12,500
Shares issued for stock subscription receivable	$150,000

See accompanying notes to consolidated financial statements.

KORE RESOURCES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Kore Resources, Inc. (the "Company") was incorporated in the State of Nevada on January 6, 2012. The Company was organized to develop and explore mineral properties in the State of Nevada.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2015 are not necessarily indicative of results for the full fiscal year. It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.

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

Effective April 29, 2015, the Company entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with WeedWeb Inc, a privately held Delaware corporation (“WeedWeb ”) and Weedweb’s controlling stockholder Mary Kay Tantum (“Tantum”).  Pursuant to this agreement, we are to unwind the share exchange transactions which were made in connection with a share exchange agreement dated June 30, 2014, among the same parties.  The decision to unwind and rescind the transaction was in large part as a result of lack or performance and lack of consideration required pursuant to the terms of the share exchange agreement.  As a result, the parties mutually concluded that rescinding the transaction was warranted in the circumstances.

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

The Company has sustained operating losses since inception, and as of March 31, 2015 the Company has an accumulated deficit of $257,348.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

 NOTE 4 - COMMON STOCK

On September 1, 2014, we entered into a Funding Agreement with Craigstone Ltd., pursuant to which Craigstone agreed to purchase 2,500,000 shares of our common stock for ten cents ($0.10) per share and a warrant to acquire Five Hundred Thousand (500,000) shares of common stock of the Company at an exercise price of Twenty Cents ($0.20) per share. The Company initially received $100,000 in cash from Craigstone and recorded a stock subscription receivable of $150,000; of that amount $50,000 has been received. As of March 31, 2015, the Company has received a total of $180,000 of the purchase price. The remaining $70,000 is recorded as a stock subscription receivable. The Company anticipates collection of the remaining balance before June 30, 2015.

On September 5, 2014 we entered into a Funding Agreement with Maverick LLC., pursuant to which Maverick  agreed to purchase 250,000 shares of our common stock for ten cents ($0.10) per share, for a total purchase price of $25,000.

Both Craigstone and Maverick funding agreements remain unchanged as result of the unwind of the merger.

NOTE 5 – RELATED PARTIES

Between April 22, 2014 (Inception) to December 31, 2015, a related party paid operating expense for the Company as of  March  31, 2015 the related party is owed a total amount of $3,486.  A separate related party also paid for the intangible and fixed assets for the Company in the amount of $18,634.

 NOTE 6 – NOTE PAYABLE

On November 14, 2014 the Company entered into a promissory note in the amount of $15,000. The note is due on May 14, 2015 and is non interesting bearing.  If the note is not repaid by May 14, 2015 it shall bear interest at a rate of 15% per annum. The unwind of the merger has no effect on this note.

NOTE 7 – SUBSEQUENT EVENTS

Effective April 29, 2015, the Company entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with WeedWeb Inc, a privately held Delaware corporation (“WeedWeb ”) and Weedweb’s controlling stockholder Mary Kay Tantum (“Tantum”).  Pursuant to this agreement, we are to unwind the share exchange transactions which were made in connection with a share exchange agreement dated June 30, 2014, among the same parties.  The decision to unwind and rescind the transaction was in large part as a result of lack or performance and lack of consideration required pursuant to the terms of the share exchange agreement.  As a result, the parties mutually concluded that rescinding the transaction was warranted in the circumstances.

As a result of unwinding the transactions, WeedWeb will no longer be our subsidiary as we have agreed to return an aggregate of 10,000,000 common shares of WeedWed to the former shareholders of WeedWeb.  Further, the former shareholders of WeedWeb will return to us 30,000,000 shares of our common stock and WeedWeb will retain all assets necessary to effectuate its business and operations as currently conducted.  The Settlement Agreement contains a general release and covenant not to sue pursuant to which we, WeedWeb, and the WeedWeb shareholders released, and agreed not to sue with respect to, any and all rights they have against each other. The Settlement Agreement also contains customary representations, warranties and covenants, including covenants regarding confidentiality and non-disparagement.

Subsequent to March 31, 2015 The Company received an additional $10,800 from Craigstone pursuant to its subscription receivable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors.  These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements.  The following discusses our financial condition and results of operations based upon our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States.  It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances for the three and nine months March 31, 2015.

	For the	For the
	three months	Nine months
	Ended	Ended
	March 31, 2015	March 31, 2015
OPERATING EXPENSES
Consulting	10,500	114,749
General and administrative	33,366	136,526
Total Operating Expenses	43,866	251,275

NET LOSS FROM OPERATIONS	(43,866)	(242,275)

Operating expenses

For the Three and Nine months ended March 31, 2015, our total operating expenses were $43,866 and $251, 275, respectively.  Most of our operating expenses were for general and administrative because we were in the early stages of running a tech startup with high employee cost, but very little outside expense. We feel that we can keep our employee cost at the current level because of slack in the work output.

Liquidity and Capital Resource

Working Capital

At
March 31,
2015
Current Assets	$2,142
Current Liabilities	71,782

Working Capital	$(69,640)

Cash Flows

For the nine Months Ended March 31, 2015
Net Cash Consumed by Operating Activities	$(235,814)
Net Cash Consumed by Investing Activities	(1,828)
Net Cash Provided by Financing Activities	220,000

Net Cash Provided (Consumed)	$(17,642)

Sources of Capital:

We expect to continue to obtain financing through private placements. We have current private placements of which we currently have working capital through mid Q2 2015 with our current agreements. As the company undergoes an advertising campaign to drive traffic to the website, our burn rate will increase to a point where we would need to undergo another private placement, which we believe we will be able to do.

Since inception, the Company has incurred net operating losses and used cash in operations. As of March 31, 2015, the Company had an accumulated deficit of $257,348, and cash used in operations of $235,814. Losses have principally occurred as a result of the substantial resources required for research and development and marketing of the Company’s products which included the general and administrative expenses associated with its organization and product development.

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

Liabilities

At March 31, 2015, we had total current liabilities of $71,782, of which $3,486 was of advances from one of our Officers as they began the company from their own bank account. These loans will now end as the company has obtained its business bank account and significant working capital has been raised through private placement.

Business Plan

We had previously announced that on June 30, 2014, we entered into a Share Exchange Agreement dated June 19, 2014 (the “Exchange Agreement”) with WeedWeb Inc, a privately held Nevada corporation (“WeedWeb”) and WeedWeb’s controlling stockholder Mary Kay Tantum (“Tantum”).  As a result of the transaction (the “Exchange”) we acquired 10,000,000 shares of common stock of WeedWeb and it became our wholly-owned subsidiary.  In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 15,000,000 shares of our common stock were issued to Tantum in exchange for her shares of WeedWeb.  Each of us, WeedWeb and Tantum provided customary representations and warranties, pre-closing covenants and closing conditions in the Exchange Agreement.

Effective April 29, 2015, we entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with WeedWeb and Tantum.  Pursuant to this agreement, we are to unwind the transactions which were made in connection with the Exchange Agreement.  The decision to unwind and rescind the transaction was in large part as a result of lack or performance and lack of consideration required pursuant to the terms of the Exchange Agreement.  As a result, the parties mutually concluded that rescinding the transaction was warranted in the circumstances.

As a result of unwinding the transactions, WeedWeb will no longer be our subsidiary as we have agreed to return an aggregate of 10,000,000 common shares of WeedWed to the former shareholders of WeedWeb.  Further, the former shareholders of WeedWeb will return to us 30,000,000 shares of our common stock and WeedWeb will retain all assets necessary to effectuate its business and operations as currently conducted.  The Settlement Agreement contains a general release and covenant not to sue pursuant to which we, WeedWeb, and the WeedWeb shareholders released, and agreed not to sue with respect to, any and all rights they have against each other.  The Settlement Agreement also contains customary representations, warranties and covenants, including covenants regarding confidentiality and non-disparagement.

As a consequence of the above, our management has decided to focus our business on acquiring or merging with one or more operating businesses.  Our efforts to identify a target business are not limited to any particular industry.  As of March 31, 2015, we have not yet identified a potential merger or acquisition target.  There can be no assurance that our management will be successful in negotiating the merger or acquisition of this target business and as such we continue to search for opportunities for other mergers or acquisitions.

We intend to focus our search on businesses in North America, but we will also explore opportunities in international markets that are attractive to us.  We will focus our efforts on seeking a business combination with a privately held business.  We believe that owners of privately held small or middle-market companies may seek to realize the value of their investments through a sale or recapitalization or through a merger with a public company to access capital to fund their growth.

There is no assurance that we will successfully identify a potential target business, enter into any definitive agreements with any target business, or finally consummate a business combination with any potential target business.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the nine month period ended March 31, 2015.

There were no changes in our internal control over financial reporting during the nine month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of May 20, 2015 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

The following documents are included herein:

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

KORE RESOURCES INC.
(REGISTRANT)

Date: May 20, 2015	/s/ Matthew Killeen
Matthew Killeen
President, Chief Executive Officer, Chief Financial Officer and Director
(Authorized Officer for Registrant)