Form 10-K
period 2015-06-30
Kore Resources Inc.
filed 2015-10-13
CIK 1572317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-54977

KORE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5008208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1101 Brickell Ave., South Tower, 8th Floor

Miami, FL 33131

(Address of principal executive offices)

(318) 470-9456

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

With a copy to:

Philip Magri, Esq.

Magri Law, LLC

2642 NE 9th Avenue

Fort Lauderdale, FL 33334

T: (646) 502-5900

F: (646) 826-9200

pmagri@magrilaw.com

www.MagriLaw.com

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,368,750 based on the closing price of $0.1375 per share of Common Stock and 24,500,000 shares of Common Stock of the Registrant held by non-affiliates on December 31, 2014, the last business day of the Registrant’s mostly recently completed second fiscal quarter.

As of October 13, 2015, there were 112,750,000 shares of Common Stock, $0.001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD LOOKING STATEMENTS

When used in this Report, the words or phrases “will likely result,” “we expect,” “will continue,” “anticipate,” “estimate,” “project,” “outlook,” “could,” “would,” “may,” or similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for products in a highly competitive market and the ability to attract future customers, the size and timing of additional significant orders and their fulfillment, the success of our business emphasis, the ability to finance and sustain operations, the ability to raise equity capital in the future, and the size and timing of additional significant orders and their fulfillment. We have no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Unless otherwise defined herein, as used in this Report, “Kore Resources,” “Kore,” the “Company,” “we,” “us,” “our,” and similar terms refer to Kore Resources, Inc., a Nevada corporation.

PART I

Item 1. Business.

General History

Kore Resources, Inc. was incorporated in the State of Nevada on January 6, 2012. The Company was originally organized to develop and explore mineral properties in the State of Nevada.

Acquisition and Name Change

On September 16, 2014, we consummated a share exchange pursuant to a stock purchase agreement, dated June 18, 2014 (the “Stock Purchase Agreement”), with WeedWeb Inc, a privately held Delaware corporation (“WeedWeb”), and WeedWeb’s controlling stockholder, Mary-Kate Tantum (“Tantum”), on behalf of herself and the other stockholders of WeedWeb. The Exchange Agreement contained customary representations and warranties, pre-closing covenants and closing conditions. Pursuant to the Stock Purchase Agreement, the Company purchased an aggregate of 10,000,000 shares of WeedWeb Common Stock, representing 100% of the outstanding shares of WeedWeb, from Tantum and the WeedWeb stockholders, in exchange for 15,000,000 shares of our Common Stock (the “Exchange”).

Upon the execution of the Stock Purchase Agreement, the then current officers and directors of the Company resigned, Matthew E. Killeen was appointed as the Chief Executive Officer and director of the Company, Tantum was appointed as the Vice President and a director the Company, and the Company assumed WeedWeb’s debt in the aggregate amount of $25,994.

In connection with the Stock Purchase Agreement, on June 18, 2014, Tantum and Level Up Investments, LLC, an unaffiliated third party (“Level Up”), entered into a stock purchase agreement with the former officers and directors of the Company, pursuant to which Tantum and Level Up purchased an aggregate of 60,000,000 shares of Common Stock of the Company held by the former officers and directors for an aggregate purchase price of $30,000. Tantum and Level Up each acquired 30,000,000 shares of Common Stock of the Company pursuant to this stock purchase agreement.

The foregoing stock purchase resulted in a change in control of the Company and was accounted for as a reverse merger and recapitalization with WeedWeb considered the accounting acquirer of the Company since the stockholders of WeedWeb obtained voting and management control of the Company.

In connection with the Exchange, we also entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) with the Company’s former officer and director, Mr. Young Ju Yi. Pursuant to the Conveyance Agreement, the Company transferred all of its assets and business operations associated with our former mining business to Mr. Yi.

On October 13, 2014, we changed our name from Kore Resources, Inc. to WeedWeb, Inc.

Unwinding of Exchange and Name Change

Effective April 29, 2015, we entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with WeedWeb and Tantum. Pursuant to the Settlement Agreement, we unwound all of the transactions which were made in connection with the Exchange Agreement among the same parties and the Exchange Agreement was deemed null and void. The Company relinquished any and all claims to ownership of WeedWeb, its assets, including its intellectual property, and the 10,000,000 shares of WeedWeb Common Stock. WeedWeb and Tantum relinquished any and all claims to ownership of any of the assets of the Company, including the 15,000,000 shares of the Company’s Common Stock, and Tantum resigned as an officer and director of the Company. The decision to unwind and rescind the transaction was in large part as a result of lack or performance and lack of consideration required pursuant to the terms of the share exchange agreement. As a result, the parties mutually concluded that rescinding the transaction was warranted in the circumstances.

As a result of unwinding the transactions, WeedWeb is no longer our subsidiary, we returned the 10,000,000 shares of WeedWeb Common Stock to the former stockholders of WeedWeb, the 15,000,000 shares of our Common Stock given to Tantum was cancelled, and Tantum transferred her 30,000,000 shares of our Common Stock purchased from Mr. Yi to Level Up. The Settlement Agreement contains a general release and covenant not to sue pursuant to which we, WeedWeb, Tantum and the other WeedWeb stockholders released, and agreed not to sue with respect to, any and all rights they have against each other. The Settlement Agreement also contains customary representations, warranties and covenants, including covenants regarding confidentiality and non-disparagement.

On September 4, 2015, we changed the name of the Company back to Kore Resources, Inc.

Plan of Operations

The Company is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Pursuant to Rule 12b-2 under the Exchange Act, the Company is also deemed as a “shell company” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause an active market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Matthew E. Killeen, our sole officer and director. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●	Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. We do not intend to solicit prospective investors for any transaction. We will rely on word of mouth to locate potential merger candidates.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all, or a majority of, the Company’s board of directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval. Notwithstanding same since we currently have only one stockholder, we intend to provide our stockholder with complete disclosure concerning a possible target entity and its business, including audited financial statements (if available to us) prior to any merger or acquisition.

It is anticipated that the research of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our sole officer and director. Our sole officer and director is engaged in outside business activities and anticipated to devote very limited time to our business until the acquisition of a successful business opportunity has been identified. Our current sole officer and director and any other directors and officers hereafter appointed or elected will devote their time to our affairs on an as needed basis, this, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will encompass less than five (5) hours per month. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Funding Agreements

On September 1, 2014, we entered into a Funding Agreement with Craigstone Ltd. (“Craigstone”), pursuant to which Craigstone agreed to purchase an aggregate of 2,500,000 shares of our Common Stock for $0.10 per share, or a total of $250,000, and a warrant to acquire 500,000 shares of Common Stock of the Company at an exercise price of $0.20 per share. To date, the Company has received an aggregate of $213,193 in cash from Craigstone (of which $45,000 was provided in 2014 in the form of an advance payable on demand) and recorded a stock subscription receivable of $36,807.

On September 8, 2014, we entered into a Funding Agreement with Gotama Capital, S.A. (“Gotama”), pursuant to which Gotama purchase an aggregate of 250,000 shares of our Common Stock for $0.10 per share, for a total purchase price of $25,000.

Subsequent Events

On September 1, 2015, we sold Craigstone a promissory note in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

The Company neither rents nor owns any properties. We utilize the office space and equipment of our sole officer and director at no cost. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation in the ordinary course of business. We are currently not involved in any litigation or are aware of any threatened litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, our Common Stock, any of our subsidiaries, or director or officer of our company or its subsidiaries in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Since March 31, 2014, our Common Stock has been quoted on the OTC Market’s Pinks Current Information tier under the symbol, KORX. Historically, there has not been an active market for our Common Stock and there can be no assurances that one will develop, or if developed, sustained.

The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our Common Stock as reported on the OTCQB for the past two fiscal years. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

2015 Fiscal Year	High	Low
1st Quarter ended September 30, 2014	$0.30	$0.15
2nd Quarter ended December 31, 2014	$0.20	$0.11
3rd Quarter ended March 31, 2015	$0.24	$0.18
4th Quarter ended June 30, 2015	$0.20	$0.195

2014 Fiscal Year
1st Quarter ended September 30, 2013	$-	$-
2nd Quarter ended December 31, 2013	$-	$-
3rd Quarter ended March 31, 2014	$0.01	$0.01
4th Quarter ended June 30, 2014	$0.01	$0.01

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

Our Common Stock is a penny stock. The penny stock disclosure requirements could have the effect of reducing the trading activity in the secondary market for our Common Stock. Therefore, if our Common Stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Stock Transfer Agent

The name, address and phone number of our stock transfer agent is:

Quick Silver Stock Transfer

6623 S. Las Vegas Blvd #255

Las Vegas, NV 89119

Phone: (702) 629-1883

Fax: (702) 562-9791

Website: www.qstranfer.com

Stockholders

As of October 13, 2015, we had nine Common Stockholders of record. This does not include stockholders who hold their shares in “street name.”

Description of Securities

General

Under our Articles of Incorporation, we are authorized to issue up to 150,000,000 shares of Common Stock, par value $0.001 per share. Our Articles of Incorporation do not provide for the issuance of preferred stock.

Common Stock

As of October 13, 2015, there were 112,750,000 shares of our Common Stock outstanding.

Pursuant to our bylaws, our Common Stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our Common Stock possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our Common Stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our Common Stock representing at least a majority of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation does not provide for cumulative voting in the election of directors.

Our Common Stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Upon liquidation, dissolution or winding up of our Company, the holders of shares of our Common Stock will be entitled to receive, on a pro rata basis, all assets of our company available for distribution to such holders.

In the event of any merger or consolidation of our company with or into another company in connection with which shares of our Common Stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our Common Stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash), on a pro rata basis.

Holders of our Common Stock have no pre-emptive rights, no conversion rights and there are no redemption provisions or sinking fund rights applicable to our Common Stock. There are also no provisions discriminating against any existing or prospective holders of our Common Stock as a result of such security holders owning a substantial amount of securities.

Options

There are no outstanding options to purchase our securities. We may, however, grant such options and/or establish an incentive stock option plan for our directors, executive officers, employees and consultants in the future.

Convertible Securities

Other than the warrants issued pursuant to our Funding Agreement with Craigstone, there are no outstanding securities convertible into shares of our Common Stock or rights convertible or exchangeable into shares of our Common Stock.

Change in Control

There are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control of our Company and that would operate only with respect to an extraordinary corporate transaction involving our Company or subsidiary, such as merger, reorganization, tender offer, sale or transfer of substantially all of our assets, or liquidation.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the end of the fiscal year ended June 30, 2015.

Recent Sales of Unregistered Securities

In April 2014, the Company issued 15,000,000 shares of Common Stock to Tantum in exchange for 10,000,000 shares of WeedWeb.

On September 1, 2014, we entered into a Funding Agreement with Craigstone Ltd. (“Craigstone”), pursuant to which Craigstone agreed to purchase an aggregate of 2,500,000 shares of our Common Stock for $0.10 per share, or a total of $250,000, and a warrant to acquire 500,000 shares of Common Stock of the Company at an exercise price of $0.20 per share. To date, the Company has received an aggregate of $213,193 in cash from Craigstone (of which $45,000 was provided in 2014 in the form of an advance payable on demand) as payment for 2,381,930 shares of Common Stock and 106,597 warrants.

On September 8, 2014, we entered into a Funding Agreement with Gotama Capital, S.A. (“Gotama”) pursuant to which Gotama purchased an aggregate of 250,000 shares of our Common Stock for $0.10 per share, for a total purchase price of $25,000.

On September 16, 2014, we issued 110,000,000 shares of Common Stock in connection with reverse merger with WeedWeb.

On April 29, 2015, the 15,000,000 shares of our Common Stock issued to Tantum in the Exchange were returned to the Company and cancelled in return for the disposal of 10,000 shares of WeedWeb Common Stock.

The Company issued the foregoing shares of Common Stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company under Section 4(a)(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities, the shares were issued to a small finite group of persons and no solicitation or advertisement was made in connection therewith.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements. See “Cautionary Statement On Forward-Looking Information.”

Background of our Company

Kore Resources Inc. (“we,” “us,” “our,” “Kore,” “KORX,” or the “Company”) was incorporated in Nevada on February 6, 2012. The Company’s business focus was in the mining exploration sector but is currently exploring private company merger candidates. The Company’s year-end is June 30th. The company is located at 1101 Brickell Ave, South Tower, 8th Floor, Miami FL, 33131. Our telephone number is (318) 470-9456.

On September 16, 2014, we consummated a share exchange pursuant to a stock purchase agreement, dated June 18, 2014 (the “Exchange Agreement”), with WeedWeb Inc., a privately held Delaware corporation (“WeedWeb”), and WeedWeb’s controlling stockholder, Mary-Kate Tantum (“Tantum”). As a result, WeedWeb became our wholly-owned subsidiary and we became a web development/tech company.

Effective April 29, 2015, the Company entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with WeedWeb and Tantum. Pursuant to the Settlement Agreement, we unwound share exchange transactions which were made in connection with the Exchange Agreement.

Plan of Operations

We are a “blank check” company currently in the process of seeking to acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve (12) months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities that provide cash flow and the Company does not intend to engage in any types of business activities that may provide cash flow for investigating and analyzing business combinations.

During the next twelve (12) months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	consummating an acquisition.

At this time, we are solely reliant on funding for cash flow and as such, have enough subscription receivable to maintain current operations until December 31, 2015, the end of the second quarter of fiscal year 2016, at which point in time the Company would need to obtain new funding agreements.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. The Company has not commenced our efforts to locate a merger candidate and will not do so until it clears all comments with the SEC. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our sole officer and director have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking companies with no capital and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Results of Operations

Revenues

We did not have any revenue for the fiscal years ended June 30, 2015 and 2014, respectively.

Consulting Expenses

We recognized consulting expenses in the amount of $31,500 and $Nil for the fiscal years ended June 30, 2015 and 2014, respectively. The increase was primarily attributable to our engagement of consultants in connection with the website development and the business operations of our former merged company, WeedWeb. We unwound our acquisition of WeedWeb in April 2015.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $86,740 and $Nil for the years ended June 30, 2015 and 2014, respectively. The increase results from our former merged company, WeedWeb, and the web development and operations of running a web startup with at its peak, eight employees.

Net Loss

We incurred a net loss of $263,961 for the year ended June 30, 2015 as compared to $15,073 for the comparable period of 2014. The increase in the net loss was entirely the result of the operations of WeedWeb, mainly employee cost.

Liquidity and Capital Resources

As of June 30, 2015, we had no cash in hand. We intend to rely upon the remaining balance of our subscription receivable, to fund administrative expenses pending acquisition of an operating company.

Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

On September 1, 2014, we entered into a Funding Agreement with Craigstone Ltd. (“Craigstone”), pursuant to which Craigstone agreed to purchase an aggregate of 2,500,000 shares of our Common Stock for $0.10 per share, or a total of $250,000, and a warrant to acquire 500,000 shares of Common Stock of the Company at an exercise price of $0.20 per share. To date, the Company has received an aggregate of $213,193 in cash from Craigstone (of which $45,000 was provided in 2014 in the form of an advance payable on demand) and recorded a stock subscription receivable of $36,807.

On September 8, 2014, we entered into a Funding Agreement with Gotama Capital, S.A. (“Gotama”) pursuant to which Gotama purchased an aggregate of 250,000 shares of our Common Stock for $0.10 per share, for a total purchase price of $25,000.

We will require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve its strategic objectives. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more internet sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

Mr. Killeen supervises the search for target companies as potential candidates for a business combination. Mr. Killeen may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

	For the Fiscal Years Ended June 30,
	2015	2014
Net cash used in operating activities	$(214,010)	$(20,065)
Net cash used in investing activities	$(1,828)	$-
Net cash provided by financing activities	$196,054	$39,849

Net cash used in operations was $214,010 for the fiscal year ended June 30, 2015 compared to $20,065 for the fiscal year ended June 30, 2014. This increase was primarily attributable to the ramp up of company operations relating to the tech startup we had acquired, WeedWeb.

Net cash used in investing activities was $1,828 and $0, respectively, for the fiscal years ended June 30, 2015 and 2014, respectively.

New cash flows provided by financing activities for the fiscal year ended June 30, 2015 were $196,054 compared to $39,849 for the fiscal year ended June 30, 2014. This increase was primarily attributable to the sale of Common Stock, from our two funding agreements in 2014, resulting in $193,193 in proceeds and $15,000 proceeds from a note payable.

Material Commitments

As of June 30, 2015, we had no material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve (12) months.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended June 30, 2015, the Company had a net loss of $263,961. In view of this matter, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including private placements until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements for the year ended June 30, 2015. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Basis of Accounting

Our company’s financial statements are prepared using the accrual method of accounting. We have elected a June 30 fiscal year end.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. Our company has not issued any potentially dilutive debt or equity securities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Our company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying value of our company’s financial instruments, consisting of accounts payable and loans from shareholders approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Our company’s practice is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of June 30, 2015 and 2014, our company had no accrued interest or penalties.

Recent Accounting Pronouncements

Our company has not identified any recently issued accounting pronouncements that are expected to have a material impact on our Company’s financial statements.

Off Balance Sheet Arrangements

None.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recently Issued Accounting Pronouncements” in Part II, Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

N/A

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Kore Resources, Inc.

Miami, Florida

We have audited the accompanying balance sheets of Kore Resources, Inc. (the “Company”) as of June 30, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficit and cash flows for year ended June 30, 2015 and the period from April 22, 2014 (inception) through June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kore Resources, Inc. as of June 30, 2015 and 2014, and the results of its operations and its cash flows for the year ended June 30, 2015 and the period from April 22, 2014 (inception) through June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Kore Resources, Inc. will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a working capital deficit and has suffered losses and negative cash flows from operations and which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
October 12, 2015

KORE RESOURCES, INC.
BALANCE SHEETS

	June 30, 2015	June 30, 2014

ASSETS

CURRENT ASSETS
Cash	$-	$19,784
Prepaid expenses	3,390	-
Current assets of discontinued operation	-	2,192

TOTAL CURRENT ASSETS	3,390	21,976

OTHER ASSETS
Long-term assets of discontinued operation	-	22,534

TOTAL OTHER ASSETS	-	22,534

TOTAL ASSETS	$3,390	$44,510

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$17,400	$-
Accounts payable to related party	27,780	-
Advances payable	-	45,000
Note payable	15,000	-
Current liabilities of discontinued operation	-	14,483

TOTAL CURRENT LIABILITIES	60,180	59,483

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 150,000,000 shares authorized, 112,750,000 and 15,000,000 shares issued and outstanding	11,275	1,500
Additional paid-in capital	247,776	(1,400)
Subscription receivable	(36,807)	-
Accumulated deficit	(279,034)	(15,073)
TOTAL STOCKHOLDERS’ DEFICIT	(56,790)	(14,973)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,390	$44,510

The accompanying notes are an integral part of these financial statements.

KORE RESOURCES, INC.
STATEMENTS OF OPERATIONS

		For the Period from
	For the Year	April 22, 2014
	Ended	(Inception) to
	June 30, 2015	June 30, 2014

OPERATING EXPENSES
Consulting	$31,500	$-
General and administrative	86,740	-
Total Operating Expenses	118,240	-

LOSS FROM CONTINUING OPERATIONS	(118,240)	-
LOSS FROM DISCONTINUED OPERATIONS	(145,721)	(15,073)

NET LOSS BEFORE PROVISION FOR TAX	(263,961)	(15,073)

Provision for income taxes	-	-

NET LOSS	$(263,961)	$(15,073)

Net loss per share - basic and diluted
Continuing operations	$(0.00)	$-
Discontinued operations	(0.00)	(0.00)
Net loss per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	101,215,753	15,000,000

The accompanying notes are an integral part of these financial statements.

KORE RESOURCES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholder’
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance April 22, 2014 (Inception)	-	-	-	-	-	-

Issuance of stock - founders	15,000,000	1,500	(1,400)	-	-	100

Net loss	-	-	-	-	(15,073)	(15,073)

Balance June 30, 2014	15,000,000	$1,500	$(1,400)	$-	$(15,073)	$(14,973)

Common stock issued in reverse merger	110,000,000	11,000	(11,000)	-	-	-

Sale of common stock and warrants for cash, subscription receivable and advances payable	2,750,000	275	274,725	(36,807)	-	238,193

Common stock returned and cancelled for disposal of subsidiary	(15,000,000)	(1,500)	(14,549)	-	-	(16,049)

Net loss	-	-	-	-	(263,961)	(263,961)

Balance June 30, 2015	112,750,000	$11,275	$247,776	$(36,807)	$(279,034)	$(56,790)

The accompanying notes are an integral part of these financial statements.

KORE RESOURCES, INC.
STATEMENTS OF CASH FLOWS

		For the Period from
	For the Year	April 22, 2014
	Ended	(Inception) to
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(263,961)	$(15,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Founder common stock issued for services	-	100
Depreciation expense	3,069	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,702)	(6,092)
Accounts payable	16,400	1,000
Accounts payable to related party	27,780	-
Net Cash Used In Operating Activities	(214,010)	(20,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(1,828)	-
Net Cash Used In Investing Activities	(1,828)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances	-	45,000
Net related party advances	(9,997)	(5,151)
Proceeds from note payable	15,000	-
Proceeds from sale of common stock	193,193	-
Cash distribution upon disposal of subsidiary	(2,142)	-
Net Cash Provided By Financing Activities	196,054	39,849

NET (DECREASE) INCREASE IN CASH	(19,784)	19,784

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,784	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$19,784

Supplemental Disclosure of Cash Flows Information:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	-	-

Non Cash Investing and Financing Transactions:
Fixed assets purchased by related party	$-	$18,634
Common stock issued in reverse merger	11,000	-
Common stock issued for stock subscription receivable	36,807	-
Common stock issued for advances payable	45,000	-
Disposal of subsidiary	13,907	-

The accompanying notes are an integral part of these financial statements.

KORE RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Kore Resources, Inc. (the “Company”) was incorporated in the State of Nevada on January 6, 2012. The Company was organized to develop and explore mineral properties in the State of Nevada.

On June 18, 2014, the “Company” entered into a Share Exchange Agreement (the “Exchange Agreement”) with WeedWeb Inc, a privately held Nevada corporation (“WeedWeb”) and Weedweb’s controlling stockholder Mary Kay Tantum (“Tantum”). The transaction closed on September 16, 2014. As a result of the transaction (the “Exchange”) we acquired 10,000,000 shares of common stock of WeedWeb and it became our wholly-owned subsidiary. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 15,000,000 shares of our common stock were issued to Tantum in exchange for her shares of WeedWeb. Each of us, WeedWeb and Tantum provided customary representations and warranties, pre-closing covenants and closing conditions in the Exchange Agreement. In connection with these transactions, Ms. Tantum and Level Up Investments LLC entered into an agreement with Young Ju Yi, our former CEO and Director, to purchase 60,000,000 shares of our common stock from Young Ju Yi for a total purchase price of $30,000. Ms. Tantum and Level Up Investments LLC each acquired 30,000,000 shares of our common stock pursuant to this agreement. This resulted in a change in control of the Corporation. Level Up Investments, LLC was not a shareholder of Weedweb, Inc. prior to its acquisition by the Corporation. In addition to being a shareholder of the Company, Level Up Investments LLC was instrumental in finding funding for the early development stage of the Weedweb website.

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

Effective April 29, 2015, the Company entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with WeedWeb Inc, a privately held Delaware corporation (“WeedWeb”) and Weedweb’s controlling stockholder Mary Kay Tantum (“Tantum”). Pursuant to this agreement, we are to unwind the share exchange transactions which were made in connection with a share exchange agreement dated June 30, 2014, among the same parties. The decision to unwind and rescind the transaction was in large part as a result of lack or performance and lack of consideration required pursuant to the terms of the share exchange agreement. As a result, the parties mutually concluded that rescinding the transaction was warranted in the circumstances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers investments that have original maturities of three months or less when purchased to be cash equivalents.

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

Property and Equipment and Website Costs

Property and equipment and website costs are capitalized at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is three to five years for all categories. Repairs and maintenance are charged to expense as incurred. Expenditures for betterments and renewals are capitalized. The cost of property and equipment and the related accumulated depreciation are removed from the accounts upon retirement or disposal with any resulting gain or loss being recorded in operations.

Software maintenance costs are charged to expense as incurred. Expenditures for enhanced functionality are capitalized.

The Company has adopted the provisions of ASC 350-50-15, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

Depreciation/
Depreciation
Asset Category	Period
Furniture and fixtures	5 Years
Computer equipment	3 Years

All property and equipment and website costs were disposed of as of June 30, 2015 (see Note 5).

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or a change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”). Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 37.63% as follows:

	June 30, 2015	June 30, 2014
Expected income tax (benefit) expense at the statutory rate of 37.63%	$(99,329)	$(5,672)
Tax effect of expenses that are not deductible for income tax purposes	—	—
Change in valuation allowance	99,329	5,672

Provision for income taxes	$—	$—

The components of deferred tax assets and liabilities are as follows:

	June 30, 2015	June 30, 2014
Deferred income tax asset:
Net operating loss carryforwards	$105,001	$5,672
Valuation allowance	(105,001)	(5,672)
Deferred income taxes	$—	$—

As of June 30, 2015, the Company has a net operating loss carry forward of approximately $264,000 available to offset future taxable income through 2035.

Revenue Recognition

The Company intends to recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company will recognize sales of deals and texts when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The Company will recognize revenue from the sale of keywords over the period the keywords are purchased for exclusive use, usually one year.

The Company will recognize revenue from setup fees in accordance with Topic 13, which requires the fees to be deferred and amortized over the term of the agreements. Revenue from the sale of bulk text messages sales will be recognized at the time messages are delivered. Revenue from monthly membership fees will be recorded during the month the membership is earned.

Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. During 2015 and 2014, the Company’s outstanding common stock warrants were excluded from the dilutive calculation as their effect would be anti-dilutive.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities”. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The Company elected early adoption of ASU 2014-10. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company. The company elected early adoption of ASU 2014-10.

No other accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

NOTE 4 – GOING CONCERN

The Company has sustained operating losses and cash used in operating activities since inception, and as of June 30, 2015, the Company has a working capital deficit of $56,790. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 5 – DISPOSAL OF WEEDWEB

Effective April 29, 2015, the Company entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with WeedWeb Inc, a privately held Delaware corporation (“WeedWeb “) and Weedweb’s controlling stockholder Mary Kay Tantum (“Tantum”). Pursuant to this agreement, we are to unwind the share exchange transactions which were made in connection with a share exchange agreement dated June 30, 2014, among the same parties. The decision to unwind and rescind the transaction was in large part as a result of lack or performance and lack of consideration required pursuant to the terms of the share exchange agreement. As a result, the parties mutually concluded that rescinding the transaction was warranted in the circumstances. 15,000,000 common shares of the Company were returned and cancelled in return for the disposal of WeedWeb.

The following table summarizes the assets and liabilities of discontinued operations and the loss from discontinued operations:

	June 30, 2015	June 30, 2014

Assets of discontinued operations:

Prepaid expenses	$—	$2,192
Deposits	—	3,900
Property and equipment	—	4,426
Intangible assets	—	14,208
Total assets held for disposal	—	24,726

Liabilities of discontinued operations:

Accounts payable	—	1,000
Accounts payable to related party	—	13,483
Total liabilities held for disposal	$—	$14,483

Income and Expenses of Discontinued Operations

		For the Period from
	For the Year	April 22, 2014
	Ended	(Inception) to
	June 30, 2015	June 30, 2014

General and administrative expenses	$145,721	$15,073

Loss from discontinued operations	$(145,721)	$(15,073)

As of the date of disposal, the assets and liabilities of WeedWeb consisted of the following:

Cash	$2,142
Property and equipment, net	3,185
Intangible assets	14,208
Accounts payable to related party	(3,486)
Net assets disposed	$16,049

NOTE 6 – COMMON STOCK

In April 2014, the Company issued 15,000,000 common shares to its founders for services. The shares were valued at nominal value.

On September 1, 2014, we entered into a Funding Agreement with Craigstone Ltd., pursuant to which Craigstone agreed to purchase 2,500,000 shares of our common stock for ten cents ($0.10) per share and a warrant to acquire Five Hundred Thousand (500,000) shares of common stock of the Company at an exercise price of Twenty Cents ($0.20) per share. The Company received an aggregate of $213,193 in cash from Craigstone (of which $45,000 was provided in 2014 in the form of an advance payable on demand) and recorded a stock subscription receivable of $36,807.

On September 5, 2014 we entered into a Funding Agreement with Gotama Capital, S.A., pursuant to which Gotama agreed to purchase 250,000 shares of our common stock for ten cents ($0.10) per share, for a total purchase price of $25,000.

On September 16, 2014, we issued 110,000,000 common shares in connection with the reverse merger with WeedWeb (see Note 1). The shares were valued at the net liabilities of the Company on the date of the share exchange which was nominal.

On April 29, 2015, 15,000,000 common shares were returned to the Company and cancelled in return for the disposal of WeedWeb (see Note 5).

NOTE 7 – RELATED PARTY TRANSACTIONS

Between April 22, 2014 (Inception) to June 30, 2014, Mary Tantum, a related party stockholder, paid for the property and equipment and intangible assets for the Company of $18,634. Repayments of $5,151 were made during this period resulting in an outstanding payable balance of $13,483 as of June 30, 2014. During the year ended June 30, 2015, additional net repayments of $9,997 were made and $3,486 was disposed upon the disposal of WeedWeb (see Note 5).

As of June 30, 2015 our President and CEO is owed $27,780 for consulting services provided to the Company.

NOTE 8 – NOTE PAYABLE

On November 14, 2014, the Company entered into a promissory note in the amount of $15,000. The note is unsecured, due on May 14, 2015 and is non interesting bearing. As of June 30, 2015, the note was past due and due on demand.

NOTE 9 – SUBSEQUENT EVENTS

On September 1, 2015, we sold Craigstone a promissory note in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that: pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of June 30, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of June 30, 2015, our internal control over financial reporting was not effective because of the following material weaknesses:

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties;

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the Securities and Exchange Commission;

●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements which results in a lack of multiple levels of supervision and review;

●	As a result of having no accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure; and

●	The Company’s Board of Directors has only one director and does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

We are in the continuous process of improving our internal control over financial reporting in an effort to eliminate these material weaknesses through improved supervision and training of our staff, but additional effort is needed to fully remedy these deficiencies. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses. The Company is still in its development stage and intends on hiring the necessary staff to address the weaknesses once revenue has been realized.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Effective April 29, 2015, we unwound our share exchange with WeedWeb. As a result of unwinding that acquisition, our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act during our last fiscal quarter such that our sole officer and director is now responsible for all financial reporting requirements.

Item 9B. Other Information.

Subsequent Events

On September 1, 2015, we sold Craigstone a promissory note in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of the closing of the Merger:

Name:	Age:	Position:	Director Since:

Matthew E. Killeen	29	Chief Executive Officer, President and Director	June 18, 2014
		(Principal Executive Officer)
		(Principal Financial and Accounting Officer)

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Executive officers are appointed by, and serve at the pleasure of, the Board of Directors of the Company, subject to any contractual arrangements.

Business Experience

Matthew E. Killeen has been serving as our President, Chief Executive Officer and member of the Board of Directors since June 18, 2014. Mr. Killeen has held management positions at Abercrombie and Fitch (2005), General Motors (2006-2008) and the McCain National Campaign (2008). After graduating with a Bachelors in Business Administration from LSU Shreveport in 2008, he continued his education with getting an MBA from Florida International University in Miami in 2010. Since this time he began a career in the financial markets and employed proprietary technical techniques to become a professional equity investor since 2010. During this period, in late 2013, he began working with the then private, WeedWeb Inc., a tech startup, serving as its COO and helping to take it public in 2014. Mr. Killeen has continued his directorship of Kore Resources Inc. since 2014 and remains its sole director.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Committees of the Board of Directors

Our sole director has not established any committees, including an Audit Committee, a Compensation Committee, or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors, our sole director believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our sole director has not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

Code of Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless, Matthew E. Killeen, our only director, does not qualify as independent under the applicable standards of the SEC and the NASDAQ stock market.

Family Relationships

None

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

We currently do not have a separately standing Audit Committee due to our limited size and our Board performs the functions that would otherwise be performed by an Audit Committee.

Compensation Committee

The Company does not have a Compensation Committee due to our limited size and our Board performs the functions that would otherwise be performed by a Compensation Committee. Our Board intends to form a Compensation Committee when needed.

Other Committees

We do not currently have a separately-designated standing nominating committee. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our Board, it is not practical for us to have committees other than those described above, or to have more than two directors on such committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and our committees and allocate responsibilities accordingly.

Significant Employees

We do not have any significant employees other than our current executive officer and director named in this Report.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

To date, none of our officers, directors and greater than 10% beneficial owners have complied with their filing requirements under Section 16 of the Exchange Act during the fiscal year ended June 30, 2015.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended June 30, 2015; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended June 30, 2015; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended June 30, 2015.

Name & Principal Position	Fiscal Year ended June 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Matthew E. Killeen (1)	2015	$25,000	-	-	-	-	-	-	$25,000
	2014	$7,000	-	-	-	-	-	-	$7,000

(1)	Matthew was appointed as the Chief Executive Officer and President of the Company on June 18, 2014.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

We have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of June 30, 2015. The Company does not currently have an equity incentive plan but intends to adopt one in the future.

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors. Our Board of Directors is comprised of Matthew E. Killeen. Mr. Killeen also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the applicable table below are deemed beneficially owned by the holders of such options and warrants and are deemed outstanding for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person. Subject to community property laws, where applicable, the persons or entities named in the tables below have sole voting and investment power with respect to all shares of our Common Stock indicated as beneficially owned by them.

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of October 13, 2015, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Kore Resources, Inc., 1101 Brickell Ave., South Tower, 8th Floor, Miami, FL 33131.

	Common Stock
Name and Address of Beneficial Owner	Amount		Percent of Class(1)
Matthew E. Killeen -CEO, President and Director	0		-

All Directors and Officers as a group (1 person)	0		-

Level Up Investments, LLC (2) 7256 Post Road Montague, MI 49437	60,000,000	(4)	53.3%

(1)	Based on 112,750,000 shares of Common Stock outstanding as of October 13, 2015.

(2)	Matt Collins has voting and investment control over shares held by Level Up Investments LLC.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

SEC rules require us to disclose any transaction during the last two fiscal years or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

●	Between April 22, 2014 (Inception) to June 30, 2014, Mary-Kate Tantum, a former related party stockholder, paid for the property and equipment and intangible assets for the Company of $18,634. Repayments of $5,151 were made during this period resulting in an outstanding payable balance of $13,483 as of June 30, 2014. During the year ended June 30, 2015, additional net repayments of $9,997 were made and $3,486 was disposed upon the disposal of WeedWeb in April 2015.

●	As of June 30, 2015 our President and CEO is owed $27,780 for consulting services provided to the Company.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless, Matthew E. Killeen, our only director, does not qualify as independent under the applicable standards of the SEC and the NASDAQ stock market.

Item 14. Principal Accounting and Fees and Services.

Audit Fees

The aggregate fees billed the Company for the fiscal years ended June 30, 2015 and 2014 for professional services rendered by our principal accountant, MaloneBailey LLP (“MaloneBailey”), for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended June 30, 2015:	$13,750

Fiscal Year Ended June 30, 2014:	$0

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended June 30, 2015 and 2014 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended June 30, 2015:	$0

Fiscal Year Ended June 30, 2014:	$0

Tax Fees

The aggregate fees billed the Company for the fiscal years ended June 30, 2015 and 2014 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended June 30, 2015:	$0

Fiscal Year Ended June 30, 2014:	$0

All Other Fees

The aggregate fees billed the Company for the fiscal years ended June 30, 2015 and 2014 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended June 30, 2015:	$0

Fiscal Year Ended June 30, 2014:	$0

Pre-Approval Policies and Procedures

We have not engaged MaloneBailey for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have not engaged MaloneBailey to provide compliance outsourcing services.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered. The board of directors has considered the nature and amount of fees billed by Uniack and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No:	Description:

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.01 to Form S-1, filed March 28, 2013)

3.2	Certificate of Amendment dated October 13, 2014 (Incorporated by reference to Exhibit 3.01 to Form 8-K filed October 29, 2014)

3.3*	Certificate of Amendment to Articles of Incorporation filed on September 4, 2015

3.4	Bylaws (Incorporated by reference to Exhibit 3.02 to Form S-1 filed March 28, 2013)

10.1	Agreement for Purchase of Common Stock between M.K. Tantum and the Company dated June 19, 2014 (Incorporated by reference to Form 8-K/A filed November 17, 2014)

10.2	Agreement for Purchase of Common Stock between Young Ju Yi and M.K. Tantum and Level Up Investments, LLC dated June 18, 2014 (Incorporated by reference to Form 8-K/A filed November 17, 2014)

10.3	Funding Agreement between the Company and Craigstone dated September 1, 2014 (Incorporated by reference to Form 8-K/A filed November 17, 2014)

10.4	Funding Agreement between the Company and Gotama Capital dated September 8, 2014- (Incorporated by reference to Form 8-K/A filed January 5, 2015).

Exhibit No:	Description:

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORE RESOURCES, INC.

By:	/s/ Matthew E. Killeen
Matthew E. Killeen
President and Chief Executive Officer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Date: October 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature:	Title:	Date:

/s/ Matthew E. Killeen	President, CEO and Director	October 13, 2015
Matthew E. Killeen	(Principal Executive Officer)
(Principal Financial and Accounting Officer)

