Form 10-Q
period 2015-09-30
Kore Resources Inc.
filed 2015-11-12
CIK 1572317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 112,750,000 shares of common stock as of November 11, 2015.

KORE RESOURCES, INC.

FINANCIAL STATEMENTS

September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KORE RESOURCES, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	June 30, 2015

ASSETS

CURRENT ASSETS
Cash	$228	$-
Prepaid expenses	-	3,390

TOTAL CURRENT ASSETS	228	3,390

TOTAL ASSETS	$228	$3,390

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,276	$17,400
Accounts payable to related party	33,280	27,780
Notes payable	30,000	15,000

TOTAL CURRENT LIABILITIES	89,556	60,180

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, 150,000,000 shares authorized, 112,750,000 shares issued and outstanding	11,275	11,275
Additional paid-in capital	247,776	247,776
Subscription receivable	(36,807)	(36,807)
Accumulated deficit	(311,572)	(279,034)
TOTAL STOCKHOLDERS’ DEFICIT	(89,328)	(56,790)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$228	$3,390

See notes to unaudited financial statements.

KORE RESOURCES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	September 30, 2015	September 30, 2014

OPERATING EXPENSES
Consulting	$17,000	$-
General and administrative	15,443	8,403
Total Operating Expenses	32,443	8,403

OTHER EXPENSE
Interest expense	95	-

LOSS FROM CONTINUING OPERATIONS	(32,538)	(8,403)
LOSS FROM DISCONTINUED OPERATIONS	-	(63,572)

NET LOSS BEFORE PROVISION FOR TAX	(32,538)	(71,975)

Provision for income taxes	-	-

NET LOSS	$(32,538)	$(71,975)

Net loss per share - basic and diluted
Continuing operations	(0.00)	(0.00)
Discontinued operations	(0.00)	(0.00)
Net loss per common share	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	112,750,000	125,489,130

See notes to unaudited financial statements.

KORE RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	September 30, 2015	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,538)	$(71,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Depreciation expenses	-	1,023
Changes in operating assets and liabilities:
Prepaid expenses	3,390	2,192
Accounts payable and accrued liabilities	8,876	(1,000)
Accounts payable to related party	5,500	-
Net Cash Used In Operating Activities	(14,772)	(69,760)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(1,828)
Net Cash Used In Investing Activities	-	(1,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net related party advances	-	2,605
Proceeds from notes payable	15,000	-
Proceeds from sale of common stock	-	80,000
Net Cash Provided By Financing Activities	15,000	82,605

NET INCREASE IN CASH	228	11,017

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	19,784

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$228	$30,801

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Non Cash Transactions:
Common stock issued in reverse merger	$-	$11,000
Shares issued for stock subscription receivable	$-	$150,000
Stock issued for advance payable	$-	$45,000

See notes to unaudited financial statements.

KORE RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended September 30, 2015 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. These financial statements and notes should be read in conjunction with the financial statements and notes for the year ended June 30, 2014 included in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 – GOING CONCERN

The Company has sustained operating losses and cash used in operating activities since inception, and as of September 30, 2015, the Company has a working capital deficit of $89,328. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 – DISPOSAL OF WEEDWEB

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

The following table summarizes the loss from discontinued operations:

Income and Expenses of Discontinued Operations

	Three Months	Three Months
	Ended	Ended
	September 30, 2015	September 30, 2014

General and administrative expenses	$—	$63,572

Loss from discontinued operations	$—	$(63,572)

As of the date of disposal, the assets and liabilities of WeedWeb consisted of the following:

Cash	$2,142
Property and equipment, net	3,185
Intangible assets	14,208
Accounts payable to related party	(3,486)
Net assets disposed	$16,049

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2015 and June 30, 2015, our President and CEO is owed $33,280 and $27,780, respectively, for consulting services provided to the Company.

NOTE 5 – NOTE PAYABLE

On November 14, 2014, the Company entered into a promissory note in the amount of $15,000. The note is unsecured, due on May 14, 2015 and is non interesting bearing. As of September 30, 2015, the note was past due and due on demand and the outstanding principal balance was $15,000.

On September 1, 2015, the Company issued a promissory note in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of September 30, 2015, the outstanding principal balance was $15,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

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

At this time, we are solely reliant on funding for cash flow and as such, have enough subscription receivable to maintain current operations until the end of the second quarter of fiscal year 2016, at which point in time the Company would need to obtain new funding agreements.

We are in the development stage and have negative working capital, negative stockholders’ equity and have not earned any revenues from operations to date. These conditions raise substantial doubt about our ability to continue as a going concern. The Company has not commenced our efforts to locate a merger candidate and will not do so until it clears all comments with the SEC and FINRA. Our ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Results of Operations

Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Revenues

We did not have any revenues for the three months ended September 30, 2015 and 2014, respectively.

Consulting Expenses

We recognized consulting expenses in the amount of $17,000 and $nil for the three months ended September 30, 2015 and 2014, respectively. The increase was primarily attributable to our engagement of consultants in connection with the website development and the business operations of our former merged company, WeedWeb, Inc. (“WeedWeb”). We unwound our acquisition of WeedWeb in April 2015.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $15,443 and $8,403 for the three months ended September 30, 2015 and 2014, respectively. The increase results from our former merged company, WeedWeb, and the web development and operations of running a web startup with at its peak, eight employees.

Net Loss

We incurred a net loss of $32,538 for the three months ended September 30, 2015, as compared to $71,975 for the comparable period of 2014. The decrease in the net loss was entirely the result of the operations of WeedWeb, mainly employee cost in 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had $228 of cash on hand. We intend to rely upon the remaining balance of our subscription receivable, to fund administrative expenses pending acquisition of an operating company.

Accordingly, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

On September 1, 2014, we entered into a Funding Agreement with Craigstone Ltd. (“Craigstone”), pursuant to which Craigstone agreed to purchase an aggregate of 2,500,000 shares of our common stock for $0.10 per share, for a total purchase price of $250,000, and a warrant to acquire 500,000 shares of our common stock for $0.20 per share. To date, the Company has received an aggregate of $213,193 under this agreement with Craigstone, of which $45,000 was provided in 2014 in the form of an advance payable on demand and recorded a stock subscription receivable of $36,807.

On September 8, 2014, we entered into a Funding Agreement with Gotama Capital, S.A. (“Gotama”) pursuant to which Gotama purchased an aggregate of 250,000 shares of our common stock for $0.10 per share, for a total purchase price of $25,000.

On September 1, 2015, we sold Craigstone a promissory note for the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance.

We will require additional capital to finance the growth of the Company’s current and expected future operations, as well as to achieve its strategic objectives. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

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

Our sole officer and director, Matthew Killeen, supervises the search for target companies as potential candidates for a business combination. The Company may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.

	For the Three Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(14,772)	$(69,760)
Net cash used in investing activities	$-	$(1,828)
Net cash provided by financing activities	$15,000	$82,605

Net cash used in operations was $14,772 for the three months ended September 30, 2015 compared to $69,760 for the three months ended September 30, 2014. This decrease was primarily attributable to the ramp up of company operations relating to the tech startup we had acquired, WeedWeb, in 2014.

Net cash used in investing activities was $0 and $1,828 for the three months ended September 30, 2015 and 2014, respectively.

New cash flows provided by financing activities for the three months ended September 30, 2015 were $15,000, compared to $82,605 for the three months ended September 30, 2014. This decrease was primarily attributable to the sale of common stock, from our two funding agreements in 2014.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the three months ended September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of November, 2015.

KORE RESOURCES INC.

BY:	/s/ MATTHEW KILLEEN
MATTHEW KILLEEN
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

