Form 10-Q
period 2015-12-31
Kore Resources Inc.
filed 2016-03-04
CIK 1572317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 112,750,000 shares of common stock as of March 4, 2016.

KORE RESOURCES, INC.

FINANCIAL STATEMENTS

December 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KORE RESOURCES. INC.

BALANCE SHEETS

(UNAUDITED)

	December 31, 2015	June 30, 2015

ASSETS
CURRENT ASSETS
Cash	$111	$-
Prepaid expenses	-	3,390

TOTAL CURRENT ASSETS	111	3,390

TOTAL ASSETS	$111	$3,390

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilties	$56,390	$17,400
Accounts payable to related party	41,780	27,780
Notes payable	45,000	15,000

TOTAL CURRENT LIABILITIES	143,170	60,180

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT

Common stock, $0.00001 par value, 150,000,000 shares authorized, 112,750,000 and 112,750,000 shares issued and outstanding, respectively	11,275	11,275
Additional paid-in capital	247,776	247,776
Subscription receivable	(36,807)	(36,807)
Accumulated deficit	(365,303)	(279,034)
TOTAL STOCKHOLDERS’ DEFICIT	(143,059)	(56,790)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$111	$3,390

The accompanying notes are an integral part of these unaudited financial statements.

KORE RESOURCES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

OPERATING EXPENSES
Consulting	$14,500	$-	$31,500	$-
General and administrative	37,337	29,013	52,780	37,417
Total Operating Expenses	51,837	29,013	84,280	37,417

Other Expense
Interest expense	(1,894)	-	(1,989)	-
Total other expense	(1,894)	-	(1,989)	-

NET LOSS FROM CONTINUING OPERATIONS	(53,731)	(29,013)	(86,269)	(37,417)
NET LOSS FROM DISCONTINUED OPERATIONS	-	(97,421)	-	(160,992)

NET LOSS BEFORE PROVISION FOR TAX	(53,731)	(126,434)	(86,269)	(198,409)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(53,731)	$(126,434)	$(86,269)	$(198,409)

Net loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	112,750,000	112,750,000	112,750,000	112,750,000

The accompanying notes are an integral part of these unaudited financial statements.

KORE RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months	For the Six Months
	Ended	Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,269)	$(198,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	2,046
Changes in operating assets and liabilities:
Prepaid expenses	3,390	2,192
Deposits	-	3,900
Accounts payable and accrued liabilties	38,990	21,088
Accounts payable to related party	14,000	17,500
Net Cash Used In Operating Activities	(29,889)	(151,683)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(1,828)
Net Cash Used In Investing Activities	-	(1,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net related party advances	-	(10,083)
Proceeds from notes payable	30,000	15,000
Proceeds from sale of common stock	-	130,000
Net Cash Provided By Financing Activities	30,000	134,917

NET INCREASE / (DECREASE) IN CASH	111	(18,594)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	19,784

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111	$1,190

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	-	-

Non Cash Transactions:
Common stock issued in reverse merger	$-	$11,000
Common stock issued for subscription receivable	-	100,000
Common stock issued for advances payable	-	45,000

The accompanying notes are an integral part of these unaudited financial statements.

KORE RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended December 31, 2015 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. These financial statements and notes should be read in conjunction with the financial statements and notes for the year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 – GOING CONCERN

The Company has sustained operating losses and cash used in operating activities since inception, and as of December 31, 2015, the Company has a working capital deficit of $143,059. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

The following table summarizes the loss from discontinued operations:

Income and Expenses of Discontinued Operations

	Three Months	Three Months
	Ended	Ended
	December 31, 2015	December 31, 2014

General and administrative expenses	$—	$97,421

Loss from discontinued operations	$—	$(97,421)

	Six Months	Six Months
	Ended	Ended
	December 31, 2015	December 31, 2014

General and administrative expenses	$—	$160,992

Loss from discontinued operations	$—	$(160,992)

As of the date of disposal, the assets and liabilities of WeedWeb consisted of the following:

Cash	$2,142
Property and equipment, net	3,185
Intangible assets	14,208
Accounts payable to related party	(3,486)
Net assets disposed	$16,049

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2015 and June 30, 2015, our President and CEO was owed $41,780 and $27,780, respectively, for consulting services provided to the Company.

NOTE 5 – NOTES PAYABLE

On November 14, 2014, the Company entered into a promissory note in the amount of $15,000. The note is unsecured, due on May 14, 2015 and is non interesting bearing. As of December 31, 2015, the note was past due and due on demand and the outstanding principal balance was $15,000.

On September 1, 2015, the Company issued a promissory note in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of December 31, 2015, the outstanding principal balance was $15,000.

On November 10, 2015, the Company issued a promissory note in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of December 31, 2015, the outstanding principal balance was $15,000.

NOTE 6 – SUBSEQUENT EVENTS.

On March 2, 2016, the Company entered into a promissory note in the amount of $30,000. The note is unsecured, due on March 2, 2017 and bears interest at a rate of 8% per annum.

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

Results of Operations

Three Months Ended December 31, 2015 compared to the Three Months Ended December 31, 2014

Revenues

We did not have any revenues for the three months ended December 31, 2015 and 2014, respectively.

Consulting Expenses

We recognized consulting expenses in the amount of $14,500 and $nil for the three months ended December 31, 2015 and 2014, respectively. The increase was a result of amounts owed to our executive officer for services provided to the Company.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $37,337 and $29,013 for the three months ended December 31, 2015 and 2014, respectively. The relatively small increase in G &A expenses is a result of having very similar public company expenses during both time periods in question.

Net Loss

We incurred a net loss of $53,731 for the three months ended December 31, 2015, as compared to $126,434 for the comparable period of 2014. The decrease in the net loss was entirely the result of the operations of WeedWeb, mainly employee cost in 2014.

Six Months Ended December 31, 2015 compared to the Six Months Ended December 31, 2014

Revenues

We did not have any revenues for the six months ended December 31, 2015 and 2014, respectively.

Consulting Expenses

We recognized consulting expenses in the amount of $31,500 and $nil for the six months ended December 31, 2015 and 2014, respectively. The increase was a result of amounts owed to our executive officer for services provided to the Company.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $52,780 and $37,417 for the six months ended December 31, 2015 and 2014, respectively. The increase year over year was directly a result of increased public company expenses.

Net Loss

We incurred a net loss of $86,269 for the six months ended December 31, 2015, as compared to $198,409 for the comparable period of 2014. The decrease in the net loss was mainly the result of the operations of WeedWeb, being discontinued.

Liquidity and Capital Resources

As of December 31, 2015, we had $111 of cash on hand. We intend to rely upon the remaining balance of our subscription receivable, to fund administrative expenses pending acquisition of an operating company.

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

On November 10, 2015, we sold Craigstone a promissory note for the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance.

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

	For the Six Months Ended December 31,
	2015	2014
Net cash used in operating activities	$(29,889)	$(151,683)
Net cash used in investing activities	$-	$(1,828)
Net cash provided by financing activities	$30,000	$134,917

Net cash used in operations was $29,889 for the six months ended December 31, 2015 compared to $151,683 for the six months ended December 31, 2014. This decrease was primarily attributable to operations of WeedWeb being reclassified to discontinued operations.

Net cash used in investing activities was $0 and $1,828 for the six months ended December 31, 2015 and 2014, respectively.

New cash flows provided by financing activities for the six months ended December 31, 2015 were $30,000, compared to $134,917 for the six months ended December 31, 2014. This decrease was primarily attributable to the sale of common stock, from our two funding agreements in 2014.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the six months ended December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six month period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description

10.2	Promissory Note

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 4th day of March, 2016.

KORE RESOURCES INC.

BY:	/s/ MATTHEW KILLEEN
MATTHEW KILLEEN
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

