Form 10-Q
period 2016-03-31
Kore Resources Inc.
filed 2016-05-23
CIK 1572317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1572317

KORE RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

123 W. Nye Lane, Suite 129

Carson City, NV 89706

(Address of principal executive offices, including zip code)

(800) 208-1902

(Registrant’s telephone number, including area code)

1101 Brickell Ave.

South Tower 8th Floor

Miami, FL 33131

(Former name, former address and former fiscal year, if changed since last report)

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

Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 112,750,000 shares of common stock as of May 20, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KORE RESOURCES. INC.

BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	June 30, 2015

ASSETS

CURRENT ASSETS
Cash	$25,032	$-
Prepaid expenses	-	3,390

TOTAL CURRENT ASSETS	25,032	3,390

TOTAL ASSETS	$25,032	$3,390

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$38,118	$17,400
Accounts payable to related party	37,980	27,780
Note payable	100,000	15,000

TOTAL CURRENT LIABILITIES	176,098	60,180

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT

Common stock, $0.00001 par value, 150,000,000 shares authorized, 112,750,000 and 112,750,000 shares issued and outstanding	11,275	11,275
Additional paid in capital	247,776	247,776
Subscription receivable	(36,807)	(36,807)
Accumulated deficit	(373,310)	(279,034)
TOTAL STOCKHOLDERS’S DEFICIT	(151,066)	(56,790)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,032	$3,390

The accompanying notes are an integral part of these unaudited financial statements.

KORE RESOURCES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Revenue
Service Revenue, net	$-	$-	$-	$-

OPERATING EXPENSES
Consulting	10,500	-	42,000	-
General and administrative	8,249	31,138	61,029	68,701
Gain on settlement of accounts payable	(12,500)	-	(12,500)	-
Total Operating Expenses	6,249	31,138	90,529	68,701

Other Expense
Interest Expense	1,758	-	3,747	-
	1,758	-	3,747	-

NET LOSS FROM OPERATIONS	(8,007)	(31,138)	(94,276)	(68,701)
NET LOSS FROM DISCONTINUED OPERATIONS	-	(12,728)	-	(173,574)
	(8,007)	(43,866)	(94,276)	(242,275)

NET LOSS BEFORE PROVISION FOR TAX	(8,007)	(43,866)	(94,276)	(242,275)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(8,007)	$(43,866)	$(94,276)	$(242,275)

Net loss per share - basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	112,750,000	112,750,000	112,750,000	112,750,000

The accompanying notes are an integral part of these unaudited financial statements.

KORE RESOURCES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended	Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,276)	$(242,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	3,068
Gain in settlement of accounts payable	(12,500)	-
Changes in operating assets and liabilities:
Prepaid expenses	3,390	2,192
Deposits	-	3,900
Accounts payable and accrued expense	33,218	28,018
Accounts payable related party	10,200	24,280
Due to related party	-	(54,997)
Net Cash Used In Operating Activities	(59,968)	(235,814)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(1,828)
Net Cash Used In Investing Activities	-	(1,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	85,000	15,000
Proceeds from sale of common stock	-	205,000
Net Cash Provided By Financing Activities	85,000	220,000

NET INCREASE / (DECREASE) IN CASH	25,032	(17,642)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	19,784

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,032	$2,142

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Non Cash Transactions:
Common stock issued in reverse merger	$-	$12,500
Shares issued for stock subscription receivable	$-	$150,000

The accompanying notes are an integral part of these unaudited financial statements.

KORE RESOURCES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations. The interim results for the period ended March 31, 2016 are not necessarily indicative of results for the full fiscal year. It is management’s opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. These financial statements and notes should be read in conjunction with the financial statements and notes for the year ended June 30, 2015 included in the Company’s Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2 – GOING CONCERN

The Company has sustained operating losses and cash used in operating activities since inception, and as of March 31, 2016, the Company has a working capital deficit of $151,066 These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

The following table summarizes the loss from discontinued operations:

Income and Expenses of Discontinued Operations

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

General and administrative expenses	$—	$12,728

Loss from discontinued operations	$—	$(12,728)

	Nine Months	Nine Months
	Ended	Ended
	March 31, 2016	March 31, 2015

General and administrative expenses	$—	$173,574

Loss from discontinued operations	$—	$(173,574)

As of the date of disposal, the assets and liabilities of WeedWeb consisted of the following:

Cash	$2,142
Property and equipment, net	3,185
Intangible assets	14,208
Accounts payable to related party	(3,486)
Net assets disposed	$16,049

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2016 and June 30, 2015, our President and CEO was owed $37,980 and $27,780, respectively, for consulting services provided to the Company. On April 6, 2016, Matthew E. Killeen resigned from the Board and as the Company’s President, Chief Executive Officer, Secretary and Treasurer, effective immediately. Mr. Killen had been serving as the President, Chief Executive Officer, Secretary and Treasurer of the Company since June 18, 2014. The Company agreed to pay Mr. Killeen $16,365 in settlement of all amounts owed to him.

On April 6, 2016, the board of directors of the Company increased the size of the Board to two persons and appointed Mr. Greyling to fill the created vacancy. Directors serve for a period of one year until the next stockholders’ meeting and until their respective successors are elected and qualify.

NOTE 5 – NOTES PAYABLE

On November 14, 2014, the Company entered into a promissory note in the amount of $15,000. The note is unsecured, due on May 14, 2015 and is non interesting bearing. As of March 31, 2016, the note was past due and due on demand and the outstanding principal balance was $15,000.

On September 1, 2015, the Company issued a promissory note in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of March 31, 2016, the outstanding principal balance was $15,000.

On November 10, 2015, the Company issued a promissory note in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of March 31, 2016, the outstanding principal balance was $15,000.

On March 2, 2016, the Company entered into a promissory note in the amount of $30,000. The note is unsecured, due on March 2, 2017 and bears interest at a rate of 8% per annum. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of March 31, 2016, the outstanding principal balance was $30,000.

On March 30, 2016 the Company received $25,000. On April 6, 2016, the Company formalized the loan and entered into a promissory note in the amount of $25,000. The note is unsecured, due on April 6, 2017 and bears interest at a rate of 8% per annum. As of March 31, 2016, the outstanding principal balance was $25,000.

NOTE 6 – GAIN ON SETTLEMENT OF ACCOUNTS PAYABLE

During the three months end March 31, 2016 a professional forgave fees of $12,500.

NOTE 7 – SUBSEQUENT EVENTS

As of March 31, 2016 and June 30, 2015, our President and CEO was owed $37,980 and $27,780, respectively, for consulting services provided to the Company. On April 6, 2016, Matthew E. Killeen resigned from the Board and as the Company’s President, Chief Executive Officer, Secretary and Treasurer, effective immediately. Mr. Killen had been serving as the President, Chief Executive Officer, Secretary and Treasurer of the Company since June 18, 2014. The Company agreed to pay Mr. Killeen $16,365 in settlement of all amounts owed to him. As of May 18, 2016 the Company has paid him $8,500.

On May 20, 2016, the Company entered into a promissory note in the amount of $10,000. The note is unsecured, due on May 20, 2017 and bears interest at a rate of 8% per annum.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three Months Ended March 31, 2016 compared to March 31, 2015

Revenues

We did not have any revenues for the three months ended March 31, 2016 and 2015, respectively.

Consulting Expenses

We recognized consulting expenses in the amount of $10,500 and $nil for the three months ended March 31, 2016 and 2015, respectively. The increase was a result of amounts owed to our executive officer for services provided to the Company.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $8,249 and $31,138 for the three months ended March 31, 2016 and 2015, respectively. The decrease is a result of reduced professional fees.

Gain on Settlement of Accounts Payable

During the three months end March 31, 2016 a professional forgave fees of $12,500.

Net Loss

We incurred a net loss of $8,007 for the three months ended March 31, 2016, as compared to $43,866 for the comparable period of 2015. The decrease in the net loss was primarily the result of the operations of WeedWeb, mainly employee cost in 2015.

Nine Months Ended March 31, 2016 compared to the Nine Months Ended March 31, 2015

Revenues

We did not have any revenues for the nine months ended March 31, 2016 and 2015, respectively.

Consulting Expenses

We recognized consulting expenses in the amount of $42,000 and $nil for the nine months ended March 31, 2016 and 2015, respectively. The increase was a result of amounts owed to our executive officer for services provided to the Company.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $61,029 and $68,701 for the nine months ended March 31, 2016 and 2015, respectively. The decrease for the nine months ended was due to reduced professional fees.

Gain on Settlement of Accounts Payable

During the three months end March 31, 2016 a professional forgave fees of $12,500.

Net Loss

We incurred a net loss of $94,276 for the nine months ended March 31, 2016, as compared to $242,275 for the comparable period of 2015. The decrease in the net loss was primarily the result of the operations of WeedWeb, being discontinued.

Liquidity and Capital Resources

As of March 31, 2016, we had $25,032 of cash on hand. We intend to rely upon the remaining balance of our subscription receivable, to fund administrative expenses pending acquisition of an operating company.

The Company has sustained operating losses and cash used in operating activities since inception, and as of March 31, 2016, the Company has a working capital deficit of $151,066. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

On November 14, 2014, the Company entered into a promissory note in the amount of $15,000. The note is unsecured, due on May 14, 2015 and is non interesting bearing. As of March 31, 2016, the note was past due and is due on demand and the outstanding principal balance was $15,000.

On September 1, 2015, the Company issued a promissory note to Craigstone in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of March 31, 2016, the outstanding principal balance was $15,000.

On November 10, 2015, the Company issued a promissory note to Craigstone in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of March 31, 2016, the outstanding principal balance was $15,000.

On March 2, 2016, the Company issued a promissory note to Craigstone in the amount of $30,000. The note is unsecured, due on March 2, 2017 and bears interest at a rate of 8% per annum. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of March 31, 2016, the outstanding principal balance was $30,000.

On March 30, 2016, the Company received $25,000 from Craigstone. On April 6, 2016, the Company formalized the loan and issued a promissory note to Craigstone in the amount of $25,000. The note is unsecured, due on April 6, 2017 and bears interest at a rate of 8% per annum. As of March 31, 2016, the outstanding principal balance was $25,000.

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

	For the Nine Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(56,968)	$(235,814)
Net cash used in investing activities	$-	$(1,828)
Net cash provided by financing activities	$85,000	$220,000

Net cash used in operations was $56,968 for the nine months ended March 31, 2016 compared to $235,814 for the nine months ended March 31, 2015. This decrease was primarily attributable to operations of WeedWeb.

Net cash used in investing activities was $0 and $1,828 for the nine months ended March 31, 2016 and 2015, respectively. This decrease was primarily attributable to the no purchase of fixed assets.

New cash flows provided by financing activities for the nine months ended March 31, 2016 were $85,000, compared to $220,000 for the nine months ended March 31, 2015. This decrease was primarily attributable to the sale of common stock, from our two funding agreements in 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Change in Control

As previously reported on a Form 8-K filed on April 8, 2016, on March 30, 2016, Mr. Barend “Chris” Greyling purchased an aggregate of 60,000,000 shares (the “Shares”) of common stock, par value $0.001 per share (the “Common Stock”), of the Company from Level Up Investments, LLC, a Michigan limited liability company (“Level Up”), pursuant to a stock purchase agreement, dated March 28, 2016 (the “Stock Purchase Agreement”), for $0.00025 per Share, or a total purchase price of $15,000. The Shares represented approximately 53.2% of the 112,750,000 outstanding shares of Common Stock of the Company, and the transaction constituted a change in control of the Company. The Company was not a party to the Stock Purchase Agreement. Greyling borrowed the funds from a third party lender for the transaction.

Subsequent Events

As previously reported on a Form 8-K filed on April 8, 2016, on April 6, 2016, the board of directors (the “Board”) of the Company increased the size of the Board to two persons and appointed Mr. Greyling to fill the created vacancy. Directors serve for a period of one year until the next stockholders’ meeting and until their respective successors are elected and qualify.

On April 6, 2016, Matthew E. Killeen resigned from the Board and as the Company’s President, Chief Executive Officer, Secretary and Treasurer, effective immediately. Mr. Killen had been serving as the President, Chief Executive Officer, Secretary and Treasurer of the Company since June 18, 2014. His departure was not related to any issues regarding financial disclosures or accounting or legal matters. After Mr. Killeen’s resignation, the Board reduced the size of the Board to one person.

Immediately upon Mr. Killeen’s resignation, the Board appointed Mr. Greyling as the President, Chief Executive Officer, Secretary and Treasurer of the Company, effective immediately.

Mr. Greyling, 59 years old, has been serving as Chief Executive Officer of Nativ Communication, a Digital Start-Up, since 2014. Mr. Greyling has held management and director positions at CBL Telecom (2009 to 2013), RS Software (2008 to 2009) and Supported Software, SA (1995 to 2005, exited successfully to Datacentrix JSE Listed). He was also the Founder of EDMS, SA (1993 to 1995), which managed the development of an EDI commerce platform enabling the online settlement of medical claims between medical practices and medical insurance companies, and negotiated the exit of the company to Q Data (JSE listed). In addition to Mr. Greyling’s extensive managerial and business acumen, he is involved in new technology developments around the Internet of Things (IoT), connecting business and services within smart cities of the future.

The Company has not entered into any transactions with Mr. Greyling that would require disclosure pursuant to Item 404(a) of Regulation S-K promulgated by the Securities and Exchange Commission.

On May 20, 2016, the Company entered into a promissory note in the amount of $10,000. The note is unsecured, due on May 20, 2017 and bears interest at a rate of 8% per annum.

Item 6. Exhibits.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized

KORE RESOURCES, INC.

Date: May 23, 2016	By:	/s/ Barend C. Greyling
	Name:	Barend C. Greyling
	Title:	President, Chief Executive Officer, Secretary and
Treasurer (Principal Executive Officer)
(Principal Financial and Accounting Officer)

