Form 10-K
period 2016-06-30
UNEEQO, INC.
filed 2017-08-22
CIK 1572317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year period ended: June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______________

Commission file number: 000-54977

UNEEQO, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5008208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20-22 Wenlock Road

London, England, N1 7GU

(Address of principal executive offices)

(800) 200-1902

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of class)

With a copy to:

Philip Magri, Esq.

Magri Law, LLC

2642 NE 9th Avenue

Fort Lauderdale, FL 33334

T: (646) 502-5900

F: (646) 826-9200

pmagri@magrilaw.com

www.magrilaw.com

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $10,710,000 based on the closing price of $0.21 per share of Common Stock and 51,000,000 shares of Common Stock of the Registrant held by non-affiliates on December 31, 2015, the last business day of the Registrant’s mostly recently completed second fiscal quarter.

As of August 21, 2017, there were 113,750,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

PART I

FORWARD LOOKING STATEMENTS

When used in this Report, the words or phrases “will likely result,” “we expect,” “will continue,” “anticipate,” “estimate,” “project,” “outlook,” “could,” “would,” “may,” or similar expressions are intended to identify forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties include, among others, success in reaching target markets for products in a highly competitive market and the ability to attract future customers, the size and timing of additional significant orders and their fulfillment, the success of our business emphasis, the ability to finance and sustain operations, the ability to raise equity capital in the future, and the size and timing of additional significant orders and their fulfillment. We have no obligation to publicly release the results of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements. Unless otherwise defined herein, as used in this Report, the “Company,” “Uneeqo,” “Uneeqo, Inc.,” “we,” “us,” “our,” and similar terms refer to UNEEQO, Inc., a Nevada corporation, and its wholly-owned subsidiary, Uneeqo, Ltd., a corporation formed under the laws of the United Kingdom on June 1, 2016.

ITEM 1. BUSINESS.

Uneeqo is focused on developing secure digital marketing on mobile devices that envelopes multiple disciplines. Our business strategy is to provide an integrated instant engagement platform to business marketing managers to access actively interested individuals more efficiently, combining user choice at the moment with CRM integration through a multi-vendor mobile commerce engine. Our platform is intended to change the paradigm for consumers by allowing users to create their own digital world in one place, where all apps and browsers are consolidated.

Our goal is to be a social media ecosystem for both consumers and business.

Software License Agreement

On June 10, 2016, ABCG Holdings, Ltd. (“Licensor”), Uneeqo, Ltd. (“Licensee”), a United Kingdom corporation and wholly-owned subsidiary of the Company, and the Company, entered into a Software License Agreement (“Agreement”) for the purposes of the Licensor granting to Licensee a perpetual, exclusive and transferable license to install, execute, and use the Licensed Source Code, Licensed Software and Licensed Documentation called owned by the Licensor and called “Nativ Communications” (the “Licensed Product”) throughout the territory of the world. Barend Christiaan Greyling, the President and CEO of the Company, owns 38% of the outstanding equity of the Licensor and serves as its CEO and Director.

As used in the Agreement, the term “Licensed Software” means the computer software identified below, all Error Corrections, Enhancements, and Releases thereof supplied by Licensor during the term of this Agreement, and all permitted copies of the foregoing.

•	The business of conceiving, designing, developing and deploying innovative, cross platform/ cross network Instant Messaging (or other emerging Messaging technologies) products, platforms, networks and services as may be required, now and in the future to support corporate, consumer and OEM customers wishing to communicate in close to real time with other people regardless of the messaging applications in use. The primary growth target market will focus on mobile devices, smartphones and wearable technology, gaming platforms as well as catering for more traditional internet access devices, such as desktops, laptops and netbooks. In future other potential markets are envisaged to include IP TV and Smart TV which offer limited capability today but which are ubiquitous.

•	To conceive, design, develop and utilise innovative methods and processes and business models to achieve optimum monetization of the Instant Messaging platform by offering companies and advertising agencies or other intermediaries a novel digital advertising capability and a way to have their sequential marketing messages carried natively and in a non-disruptive manner during dialogue between individuals using IM applications and networks. The Company will offer a unique business benefit to consumers by enabling them to spend real credits.

•	In conjunction with the corporate advertisers, the Company’s offering is inter-linked with innovative customer loyalty and reward schemes and systems for its consumer customers, accumulating credits based on selecting ‘Sponsors’ and usage of the Company’s Instant Messaging / cross Application service platform and for redeeming earned credits in a wide range of ways, with a direct monetary value to the consumers. This includes the unique ability to offer consumers a specific ‘Opt In’ choice to receive messages from personally selected companies that they wish to have sponsoring their messages and from whom they wish to receive marketing offers and which are age appropriate.

•	To offer consumers the choice of Instant Messaging applications that suit them best, now and in future, without the requirement to utilise IM aggregation products or move to our own offering.

•	To offer consumers, who do not wish to receive any ‘Sponsor’ messages or offers, a paid for service for a modest periodic subscription charge which will also offer the value-add of not requiring the opening and closing of various applications, nor the acquisition of IM aggregation products.

•	To conceive, design, develop and implement a ‘plug in’ or ‘button’ that can be utilised by other application providers wishing to add a wide spectrum IM capability to their own customers without leaving their own applications.

•	To conceive, design, develop and implement a unique user identification system, incorporating key user attributes such as geographic location, sex, age and so on that will form the basis for additional products, solutions and services in future, including but not limited to VOIP and Video over IP.

Term. The Agreement effective as of June 10, 2016 shall extend for the period of two (2) years thereafter (“Initial Term”). Upon expiration of the Initial Term, the license granted under this Agreement shall automatically renew for successive two (2) year terms unless either Licensor or Licensee gives written notice to the other of its intention not to renew the license within 90 days prior to the expiration of the Initial Term or any renewal term (each a “Renewal Term” and with the Initial Term, the “Term”).

First Right of Refusal. If Licensor proposes to sell or transfer the Licensed Product, Licensor shall first provide Licensee with written notice of such proposal, including all material terms and conditions thereof (the "Sale Notice"). For thirty (30) days following receipt of the Sale Notice (the “Notice Period”), Licensee shall have the option, but not the obligation, to purchase from Licensor the the Licensed Product upon the identical terms and conditions set forth in the Sale Notice. In the event Licensee elects to purchase the Licensed Product from Licensor, Licensee shall give written notice of such election to Licensor within such Notice Period and the Licensor and Licensee shall negotiate in good faith the terms of a definitive agreement for Licensee’s purchase of the Software and Source Code (“Acquisition Agreement”). If Licensee does not elect to purchase the License Product, Licensor may, within the 30-day period following the expiration of the Notice Period, Transfer the License Product the proposed transferee or any other transferee, provided that this transfer shall not be on terms and conditions more favorable to the purchaser than those contained in the Sale Notice.

Option to Acquire Licensed Product. At any time during the Term of this Agreement, the Licensee shall have an irrevocable option to purchase the Licensed Product from the Licensor (“Option”). Upon the Licensee electing to exercise the Option, the Parties shall negotiate, in good faith, the terms and conditions of the Acquisition Agreement.

Purchase Price in The Event of Acquisition. In the event the Licensor and Licensee, enter into an Acquisition Agreement, the Parties agree that the purchase price for the Licensed Product under the Acquisition Agreement shall be based on a valuation determined by an independent third party unanimously agreed to by the Parties and the consideration paid for the Licensed Product under the Acquisition Agreement shall be cash and/or securities of the Licensee and/or the Parent Company, subject to applicable laws and regulations.

Products and Services

We intend to assist small and medium-sized businesses (SMB) by consolidating branding, an m-commerce engine, instant communications and more within a single mobile app. The goal is to “get in front of an expanding industry by minimizing the clutter in today’s mobile advertising space and leveling the playing field so SMBs can succinctly reach and communicate with their targeted demographics.” M-commerce (mobile commerce) refers to the buying and selling of goods and services through wireless handheld devices such as cellular telephone and personal digital assistants (PDAs). Known as next-generation e-commerce, m-commerce enables users to access the Internet without needing to find a place to plug in.

Currently we are developing the core communication structure to facilitate the key privacy and security services for end-consumers and businesses. Initial Alpha testing is underway with four schools in South Africa, connecting schools with parents and students managing attendance and schools meals per student as part of the “student feeding for education” program.

Buisness Strategy

Customers

We are focused on the SMB market across all industries with the need to connect and engage consumers on-the-move on their mobile devices.

The profile of our target customers are:

✓	Location: Globally – initial focus on EU/USA and Africa;
✓	Language: English speaking initially; and
✓	Business size: SMB’s of 1-250 employees.

Our target customers typically require:

✓	Access to consumers on their mobile devices;
✓	Brand promotion to consumers;
✓	The ability to offer products and services to interested consumers at the moment consumers require it;
✓	A cost-effective way to engage with consumers on-the-move;
✓	Access to consumers data profile (mCRM) without expensive application to do so;
✓	The ability to conduct reliable mCommerce at the convenience of the consumer;
✓	To serve consumers in the local economy to sustain communities (geo trade); and
✓	Easy access to provide quality Customer Care to consumers.

Sales and Marketing

Although a global application, the initial focus is the English speaking countries in the USA, EU and Africa. Sales are intended to be initially directed to business and commercial communities in need of a secure and private communication channel such as universities, schools and business groups. Sponsoring and supporting commercial businesses are expected to then be added to connect and engage directly to that and other communities as per consumer choice and selection.

We anticipate maketing through current social media networks, digital media, networking events, partnerships with media groups and press. Further to this, consumer competitions are anticipated to be held to engage Uneeqo users to spread by word of mouth and invitation.

Competition

Direct Competitors

The following companies are our direct competitors.

•	Direct Competitor #1: Amazon

o	Products/services offered: Online commerce, CRM
o	Location(s): Globally from United States, United Kingdom & Ireland, France, Canada, Germany, The Netherlands, Italy, Spain, Australia, Brazil, Japan, China, India and Mexico
o	Client segments/geographies served: Mainly retail, digital content and computing services
o	Competitor’s key strengths: Well established brand and distribution and fulfillment centers around the world
o	Competitor’s key weaknesses: a) No branding for SMB’s on marketplace or customers mobile devices, b) Customer search for product non-geo based not supporting local SMB’s as large brands with better price breaks are offered, c) CRM for Amazon use and not for the SMB, d) SMB direct customer engagement and customer care very limited, e) SMB’s are mainly suppliers to or through Amazon with no customer relationship between SMB and customer

•	Direct Competitor #2: Craigslist

o	Products/services offered: Classified advertising portal for individuals and SMB’s
o	Location(s): Headquartered in the USA and operate globally
o	Client segments/geographies served: Classified advertisements for products, bartering, jobs, and community events
o	Competitor’s key strengths: Known brand as world’s largest classified site to buy and sell products with local listings, auction, and bartering services
o	Competitor’s key weaknesses: a) No mobile presence for SMB’s or customers, b) No eCommerce portal, c) Very limited customer engagement facilities for SMB’s, d) No CRM for business to utilize

•	Direct Competitor #3: E-Bay

o	Products/services offered: Auction and marketplace services
o	Location(s): Headquartered in the USA and operate globally
o	Client segments/geographies served: Provides auction and direct selling facility for all products and services
o	Competitor’s key strengths: Strong customer engagement, eCommerce and payments portal and due to auction customers can get products cheaper
o	Competitor’s key weaknesses: a) Fulfillment of customer requirement is mainly over time, b) SMB’s have very limited visibility and exposure, c) Rely heavily on search for product/service, d) No branding for SMB’s on marketplace or customers mobile devices, e) CRM for E-Bay use and not SMB

Indirect Competitors

The following companies are our indirect competitors.

•	Indirect Competitors: Retail and Marketplaces, Social Networks

o	Products/services offered: Online marketplaces and shopping malls, social business integration
o	Location(s): Globally
o	Client segments/geographies served: All types of client segments/geographies often focused on vertical market segments such travel, hotel accommodation, clothing retail, etc. Social networks focus on user social activities with business as an add-on.

o	Competitor’s key strengths: These marketplaces are mostly brands or represent brands and are well known with a large user base. Strong customer awareness, eCommerce engines, and payment systems.
o	Competitor’s key weaknesses: a) Focus mainly on large brands and outlets, b) No branding for SMB’s on marketplace or customers mobile devices, c) High cost to SMB’s to join or sell, d) CRM belongs to marketplace and SMB have no access to it

Our Competitive Strengths

We believe that our products and services will be superior to our competitors because Uneeqo consolidates multiple SMB’s own branding within a single mobile app, integrating IM (instant messaging) with key functions such as:

✓	M-CRM hosted centrally, accessible for individual SMB’s, as and when a customer choose to connect with a specific SMB.
✓	Customers control which SMBs they connect to and from who they receive marketing messages or offers, which eliminates any spam messages from SMBs.
✓	Inline-message web and product links (opens within the message and not externally).
✓	Multi-vendor m-commerce engine within the message stream for purchase and payments through eWallets for security.
✓	Combine customer choice of the moment with big data to serve the customer better – not serving the customer with non-relevant predictive historical behavior which plague current systems.
✓	Platform and application agnostic “Floating Communication Messenger (FCM)” on web browsers (desktop and mobile) with dropdown address book for easy and fast referral and communication between users themselves and with SMB’s.

To successfully execute on our business plan, we require $2.3 million in outside funding for the following use of proceeds:

1.	Product Development: $755,000 includes contractors and outsourcing
2.	Marketing: $500,000 for global branding and distribution channels include marketing staff
3.	Equipment and Services: $450,000 IT equipment and software
4.	Direct Sales: $600,000 for sales team and management

To date, we have not entered into any agreement or letters of intent for any financing.

Compliance with Government Regulation

Government Regulation: Encrypted technologies that are exported

If we plan to export our information security solutions and technologies which incorporate encryption technology, those solutions may be exported outside the United States only if we obtain an export license or qualify for an export license exception. Compliance with applicable regulatory requirements regarding the export of our solutions and technologies may create delays in the introduction of our solutions and technologies in international markets, prevent our clients with international operations from utilizing our solutions and technologies throughout their global systems or prevent the export of our solutions and technologies to some countries altogether. In addition, various countries regulate the import of our appliance-based technologies and have enacted laws that could limit our ability to distribute, and our clients’ ability to implement, our technologies in those countries. Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our solutions and technologies by existing clients with international operations, loss of sales to potential clients with international operations and decreased revenue. If we fail to comply with export and import regulations, we may be denied export privileges, be subjected to fines or other penalties or fail to obtain entry for our technologies into other countries.

Government Regulation: Internet

We are subject to federal, state and local laws and regulations applicable to businesses generally in the United States, where our business is incorporated in the state of Nevada. We are also subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. In addition, rising concern about the use of data collection and GPS tracking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws regarding privacy and protection of member data. We intend to post on our website a privacy policy and user agreement, which will describe our practices concerning the use, transmission and disclosure of member data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of privacy and data protection laws, and their application to the Internet is unclear, evolving and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices, or that new regulations will be enacted. Complying with these varying domestic and international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Research and Development

We intend to focus our research and development efforts on developing new products, services and systems, and adding new features to existing products, services and systems. Our research and development strategy is to identify features, products and systems for both software and hardware that we believe are, or are expected to be, important to our end-users.

We have not spent any money on research and development activities during the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property that has been approved or is pending for patents or trademarks.

We currently rely on trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. We plan to use trademark, patent and copyright law in the future to further protect our intellectual property and technology when and where we believe we should protect them over and above existing trade secret law. We also plan to license software from third parties for inclusion in our products, including open source software and other software available on commercially reasonable terms.

Despite our efforts to protect our rights in our technology, unauthorized parties may attempt to copy aspects of our products and services or obtain and use information that we regard as proprietary. We plan to generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot provide assurance that the steps we take will prevent misappropriation of our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Employees

We currently have one independent contractor on an “as needed” basis as project manager between the company and the development contractors and two employees who on an “as needed” basis. Development is contracted to 8th Light, Inc. which currently have assigned four developers.

Dividend Policy

We have never paid or declared dividends on our securities. The payment of cash dividends, if any, in the future is within the discretion of our Board and will depend upon our earnings, our capital requirements, financial condition and other relevant factors. We intend, for the foreseeable future, to retain future earnings for use in our business.

Description of Properties

Our principal executive offices are located at 20-22 Wenlock Road, London, England, N1 7GU. Our telephone number is (800) 200-1902. In the future, as we expand, we expect to lease other office space. We also maintain a website located at www.uneeqo.com, the contents of which are not incorporated into this report.

General History

The Company was incorporated in the State of Nevada on January 6, 2012 under the name “Kore Resources, Inc.” The Company was originally organized to develop and explore mineral properties in the State of Nevada. In October 2014, the Company changed its name to WeedWeb, Inc. in connection with a stock purchase agreement, dated June 18, 2014 (the “WeedWeb Agreement”), with WeedWeb, Inc., a private Delaware coporation, which was accounted for as a reverse merger. In April 2015, the Company unwound the WeedWeb Agreement and reverse merger and changed its name back to Kore Resources, in September 2015.

On May 16, 2016, the Company changed its name to Uneeqo, Inc. through a short-form merger of the Company and its wholly-owned subsidiary, Uneeqo, Inc., a Nevada (the “Subsidiary”), pursuant to an Agreement of Merger, dated April 22, 2016 (the “Merger Agreement”), between the Company and the Subsidiary. Pursuant to the Merger Agreement and Nevada statute, the Company was the surviving entity and adopted the Subsidiary’s name in the Merger.

On March 30, 2016, Mr. Barend “Chris” Greyling purchased an aggregate of 60,000,000 shares (the “Shares”) of Common Stock, par value $0.001 per share (the “Common Stock”), of the Company from Level Up Investments, LLC, a Michigan limited liability company (“Level Up”), pursuant to a stock purchase agreement, dated March 28, 2016 (the “Stock Purchase Agreement”), for $0.00025 per Share, or a total purchase price of $15,000. The Shares represented approximately 53.2% of the 112,750,000 then outstanding shares of Common Stock of the Company, and the transaction constituted a change in control of the Company.

ITEM 1A. RISK FACTORS.

AN INVESTMENT IN OUR SECURITIES IS HIGHLY SPECULATIVE AND INVOLVES A HIGH DEGREE OF RISK. WE FACE A VARIETY OF RISKS THAT MAY AFFECT OUR OPERATIONS OR FINANCIAL RESULTS AND MANY OF THOSE RISKS ARE DRIVEN BY FACTORS THAT WE CANNOT CONTROL OR PREDICT. BEFORE INVESTING IN THE SECURITIES YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISKS, TOGETHER WITH THE FINANCIAL AND OTHER INFORMATION CONTAINED IN THIS REPORT. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE AND YOU MAY LOSE ALL OR A PART OF YOUR INVESTMENT. ONLY THOSE INVESTORS WHO CAN BEAR THE RISK OF LOSS OF THEIR ENTIRE INVESTMENT SHOULD CONSIDER AN INVESTMENT IN OUR SECURITIES.

This Report contains certain statements relating to future events or the future financial performance of our Company. Prospective investors are cautioned that such statements are only predictions and involve risks and uncertainties, and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this Report, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

If any of the following or other risks materialize, the Company’s business, financial condition, and results of operations could be materially adversely affected which, in turn, could adversely impact the value of our securities. In such a case, investors in our securities could lose all or part of their investment.

Prospective investors should consider carefully whether an investment in the Company is suitable for them in light of the information contained in this Report and the financial resources available to them. The risks described below do not purport to be all the risks to which the Company could be exposed. This section is a summary of certain risks and is not set out in any particular order of priority. They are the risks that we presently believe are material to the operations of the Company. Additional risks of which we are not presently aware or which we presently deem immaterial may also impair the Company’s business, financial condition or results of operations.

Risks Associated with Our Business

We have limited cash on hand and there is substantial doubt as to our ability to continue as a going concern.

At June 30, 2016, we had $100 in cash on hand and working capital deficit of $178,102 and for the fiscal year ended June 30, 2016, we had $0 in revenues. In their report for the fiscal year ended June 30, 2016, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

We have a limited operating history upon which investors can evaluate our future prospects.

We have limited operating history upon which an evaluation of our business plan or performance and prospects can be made. The business and prospects of the Company must be considered in the light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established business. The risks include, but are not limited to, the possibility that we will not be able to develop functional and scalable products and services, or that although functional and scalable, our products and services will not be economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; that we are not able to upgrade and enhance our technologies and products to accommodate new features and expanded service offerings; or the failure to receive necessary regulatory clearances for our products. To successfully introduce and market our products at a profit, we must establish brand name recognition and competitive advantages for our products. There are no assurances that the Company can successfully address these challenges. If it is unsuccessful, the Company and its business, financial condition and operating results could be materially and adversely affected.

Given the limited operating history, management has little basis on which to forecast future demand for our products from our existing customer base, much less new customers. The current and future expense levels of the Company are based largely on estimates of planned operations and future revenues rather than experience. It is difficult to accurately forecast future revenues because the business of the Company is new and its market has not been developed. If the forecasts for the Company prove incorrect, the business, operating results and financial condition of the Company will be materially and adversely affected. Moreover, the Company may be unable to adjust its spending in a timely manner to compensate for any unanticipated reduction in revenue. As a result, any significant reduction in revenues would immediately and adversely affect the business, financial condition and operating results of the Company.

Our success is highly dependent on Barend Greyling, our President and CEO.

In the early stages of development, the Company’s business will be significantly dependent on the Company’s Management team. The Company’s success will be particularly dependent upon Barend Greyling, our sole executive officer and director, the loss of who would have a material adverse effect on the Company.

We may not be able to compete successfully with current and future competitors.

We have many potential competitors. We will compete, in our current and proposed businesses, with other companies, most of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all. In addition to established competitors, there is ease of market entry for other companies that choose to compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including, but not limited to, larger staffs, greater name recognition, larger and established customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to industry dynamics, evolving standards and competitors’ innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition, or our failure to compete effectively, could fatally damage our business and chances for success.

If we do not continually update our services, they may become obsolete and we may not be able to compete with other companies.

We cannot assure you that we will be able to keep pace with advances or that our services will not become obsolete. We cannot assure you that competitors will not develop related or similar services and offer them before we do, or do so more successfully, or that they will not develop services and products more effective than any that we have or are developing. If that happens, our business, prospects, results of operations and financial condition will be materially adversely affected.

We are required to borrow funds in the future.

If the Company incurs indebtedness, a portion of its cash flow will have to be dedicated to the payment of principal and interest on such indebtedness. Typical loan agreements also might contain restrictive covenants, which may impair the Company’s operating flexibility. Such loan agreements would also provide for default under certain circumstances, such as failure to meet certain financial covenants. A default under a loan agreement could result in the loan becoming immediately due and payable and, if unpaid, a judgment in favor of such lender which would be senior to the rights of members of the Company. A judgment creditor would have the right to foreclose on any of the Company’s assets resulting in a material adverse effect on the Company’s business, operating results or financial condition.

Failure to establish or enhance our brand recognition could have a material adverse effect on our business and results of operations.

We believe we will need to expend significant time, effort and resources to enhance the recognition of our brands. We believe developing our brand will be important to our sales and marketing efforts. If we fail to establish or enhance the recognition of our brands, it could have a material adverse effect on our ability to sell our products and adversely affect our business and results of operations. If we fail to develop a positive public image and reputation, our business with our existing customers could decline and we may fail to develop additional business, which could adversely affect our results of operations.

Defects in our products or failures in quality control could impair our ability to sell our products or could result in product liability claims, litigation and other significant events involving substantial costs.

Detection of any significant defects in our products or failure in our quality control procedures may result in, among other things, delay in time-to-market, loss of sales and market acceptance of our products, diversion of development resources, and injury to our reputation. The costs we may incur in correcting any product defects may be substantial. Additionally, errors, defects or other performance problems could result in financial or other damages to our customers, which could result in litigation. Product liability litigation, even if we prevail, would be time consuming and costly to defend, and if we do not prevail, could result in the imposition of a damages award. We presently maintain product liability insurance; however, it may not be adequate to cover any claims.

There can be no assurances of protection for proprietary rights or reliance on trade secrets.

In certain cases, the Company may rely on trade secrets to protect intellectual property, proprietary technology and processes, which the Company has acquired, developed or may develop in the future. There can be no assurances that secrecy obligations will be honored or that others will not independently develop similar or superior products or technology. The protection of intellectual property and/or proprietary technology through claims of trade secret status has been the subject of increasing claims and litigation by various companies both in order to protect proprietary rights as well as for competitive reasons even where proprietary claims are unsubstantiated. The prosecution of proprietary claims or the defense of such claims is costly and uncertain given the uncertainty and rapid development of the principles of law pertaining to this area. The Company, in common with other firms, may also be subject to claims by other parties with regard to the use of intellectual property, technology information and data, which may be deemed proprietary to others.

Our ability to become profitable and continue as a going concern will be dependent on our ability to attract, employ and retain highly skilled individuals to serve our clients.

The nature of our business requires that we employ skilled persons to perform highly skilled and specialized tasks for our Company. Our failure to retain such personnel could have a material adverse effect on our ability to offer services to clientele, and could potentially have a negative effect on our business. There is no guarantee that skilled persons will be available and willing to work for us in the future, nor is there any guarantee that we could afford to retain them if they are available at a future time.

Our projections and forward-looking information may prove to be incorrect.

Management has prepared projections regarding the Company’s anticipated financial performance. The Company’s projections are hypothetical and based upon a presumed financial performance of the Company, the addition of a sophisticated and well-funded marketing plan, and other factors influencing the business of the Company. The projections are based on Management’s best estimate of the probable results of operations of the Company, based on present circumstances, and have not been reviewed by the Company’s independent accountants. These projections are based on several assumptions, set forth therein, which Management believes are reasonable. Some assumptions upon which the projections are based, however, invariably will not materialize due to the inevitable occurrence of unanticipated events and circumstances beyond Management’s control. Therefore, actual results of operations will vary from the projections, and such variances may be material. Assumptions regarding future changes in sales and revenues are necessarily speculative in nature. In addition, projections do not and cannot take into account such factors as general economic conditions, unforeseen regulatory changes, the entry into the Company’s market of additional competitors, the terms and conditions of future capitalization, and other risks inherent to the Company’s business. While Management believes that the projections accurately reflect possible future results of the Company’s operations, those results cannot be guaranteed.

We may not be able to manage our growth effectively.

We must continually implement and improve our products and/or services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, product development, client service and sales. We can give no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. If we fail to implement and improve these operations, there could be a material, adverse effect on our business, operating results and financial condition.

If we make any acquisitions or enter into a merger or similar transaction, our business may be negatively impacted.

We have no present plans for any specific acquisition. However, in the event that we make acquisitions in the future, we could have difficulty integrating the acquired companies’ personnel and operations with our own. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions, mergers and other similar transactions are accompanied by a number of inherent risks, including, without limitation, the following:

•	the difficulty of integrating acquired products, services or operations;

•	the potential disruption of the ongoing businesses and distraction of our Management and the management of acquired companies;

•	the difficulty of incorporating acquired rights or products into our existing business;

•	difficulties in disposing of the excess or idle facilities of an acquired company or business and expenses in maintaining such facilities;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

•	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

•	the effect of any government regulations which relate to the business acquired; and

•

potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with these acquisitions, many of which cannot be presently identified, these risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

There might be unanticipated obstacles to the execution of our business plan.

The Company’s business plans may change significantly. The Company’s potential business endeavors are capital intensive. Management believes that the Company’s chosen activities and strategies are achievable in light of current economic and legal conditions with the skills, background, and knowledge of the Company’s principals and advisors. Management reserves the right to make significant modifications to the Company’s stated strategies depending on future events.

We may engage in transactions that present conflicts of interest.

The Company’s officers and directors may enter into agreements with the Company from time to time which may not be equivalent to similar transactions entered into with an independent third party. A conflict of interest arises whenever a person has an interest on both sides of a transaction. While we believe that it will take prudent steps to ensure that all transactions between the Company and any officer or director are fair, reasonable, and no more than the amount it would otherwise pay to a third party in an “arms’-length” transaction, there can be no assurance that any transaction will meet these requirements in every instance.

We have agreed to indemnify our officers and directors against lawsuits to the fullest extent of the law.

The Companyis a Nevada corporation. Nevada law permits the indemnification of officers and directors against expenses incurred in successfully defending against a claim. Nevada law also authorizes Nevada corporations to indemnify their officers and directors against expenses and liabilities incurred because of their being or having been an officer or director. Our organizational documents provide for this indemnification to the fullest extent permitted by law.

We currently do not maintain any insurance coverage. In the event that we are found liable for damage or other losses, we would incur substantial and protracted losses in paying any such claims or judgments. Although we intend to acquire such coverage immediately upon resources becoming available, there is no guarantee that we can secure such coverage or that any insurance coverage would protect us from any damages or loss claims filed against it.

Risks Relating to Ownership of Our Common Stock

We are currently a “shell company.” The Company and its shareholders may be adversely affected by due to the fact that Rule 144 is unavailable for Company securities.

Rule 144 under the Securities Act of 1933 provides a safe harbour under which holders of restricted securities and affiliates of an issuer may resell their securities into the public market. Effective February 15, 2008, Rule 144 was amended to make it unavailable for securities of former shell companies until, among other things, twelve months have elapsed since the former “shell company” has filed “Form 10 information” with the Securities and Exchange Commission. The Company is currently a “shell company” as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Accordingly, Rule 144 is not available to permit our shareholders to resell their Company securities until one-year has elapsed from the date that “Form 10 information” is filed with the Securities and Exchange Commission. No assurance can be provided as to the date that the Company’s securities will again become eligible for resale under Rule 144.

The unavailability of the Rule 144 resale exemption for our securities may adversely affect our ability to raise additional financing on a private placement basis, and may adversely affect the ability of our private placement investors and affiliates to resell their securities into the public market, all of which could have a material adverse effect on us and our shareholders.

A decline in the price of our Common Stock could affect our ability to raise further working capital and adversely impact our operations.

Although our Common Stock is quoted on the OTCPK, we can have no assurances that a proper market will ever develop, and should a market develop we will have no control over the market price of our Common Stock. Any market price is likely to be highly volatile. Factors, including regulatory matters, concerns about our financial condition, operating results, litigation, government regulation, developments or disputes relating to current or future agreements or title to our claims or the success of our new business model may have a significant impact on the market price of our stock, causing the market price to decline. In addition, potential dilutive effects of future sales of shares of Common Stock by stockholders and by us could also have an adverse effect on the price of our securities. Such a decline would seriously hinder our ability to raise additional capital and prevent us from fully implementing our business plan and operations.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our Common Stock.

We may, in the future, issue additional shares of our Common Stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation, as amended, authorizes the issuance of up to 150 million (150,000,000) shares of Common Stock, of which 112,750,000 are outstanding as of the date of this Annual Report. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

Our Articles of Incorporation and Bylaws provide for indemnification of our officers and directors.

Our Articles of Incorporation provide for the indemnification of our officers and directors. We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

We do not expect to pay dividends in the foreseeable future.

We currently do not intend to pay any cash dividends in the foreseeable future and we intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party and applicable law. Any future determination to pay dividends will be at the discretion of our Board and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions and applicable law.

There can be no assurances that an active trading market may develop for our Common Stock, or if developed, be maintained.

The average trading volume in our stock has been historically low, with little or no trading at all on some days. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our Common Stock. Accordingly, investors must assume they may have to bear the economic risk of an investment in our Common Stock for an indefinite period of time. There can be no assurance that a more active market for the Common Stock will develop, or if one should develop, there is no assurance that it will be maintained. This severely limits the liquidity of our Common Stock, and would likely have a material adverse effect on the market price of our Common Stock and on our ability to raise additional capital.

Our Common Stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

•	the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of Common Stock and cause a decline in the market value of stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The price of our Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our Company’s industry;

•	additions or departures of key personnel;

•	sales of our Common Stock or other securities in the open market; and

•	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.

If securities analysts do not initiate coverage or continue to cover our Common Stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our Common Stock.

The trading market for the Common Stock will depend on the research and reports that securities analysts publish about our business and the Company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover the Common Stock. If securities analysts do not cover the Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Material weaknesses in our internal control over financial reporting may adversely affect our Common Stock.

We are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition, proxy statement, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective disclosure controls and procedures and internal controls and procedures for financial reporting. Section 404 of the Sarbanes-Oxley Act requires that we include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

The Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our Common Stock and have an adverse effect on the market for shares of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

Our principal executive offices are located at 20-22 Wenlock Road, London, N1 7GU. Our telephone number is (800) 200-1902.. In the future, as we expand, we expect to lease other office space.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are currently not aware of any pending legal proceedings to which we are a party or of which any of our property is the subject, nor are we aware of any such proceedings that are contemplated by any governmental authority.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our Common Stock is currently quoted on the OTCPK under the symbol, “UNEQ”. The following table sets forth, for the periods indicated, the reported high and low closing bid quotations for our Common Stock as reported on the OTCPK for the past two fiscal years. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low

2016 Fiscal Year
1st Quarter ended September 30, 2015	$.20	$.13
2nd Quarter ended December 31, 2015	$.39	$.16
3rd Quarter ended March 31, 2016	$.29	$.17
4th Quarter ended June 30, 2016	$.24	$.14

2015 Fiscal Year
1st Quarter ended September 30, 2014	$.40	$.11
2nd Quarter ended December 31, 2014	$.19	$.11
3rd Quarter ended March 31, 2015	$.24	$.11
4th Quarter ended June 30, 2015	$.20	$.11

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

Description of Securities

General

Common Stock

Pursuant to our Articles of Incorporation, we are authorized to issue up to 150 million (150,000,000) shares of Common Stock, par value $0.00001 per share. As of June 30, 2016, there were 112,750,000 shares of our Common Stock outstanding.

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

The holders of shares of our Common Stock are entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding secured and unsecured indebtedness, upon liquidation, dissolution or winding up of our company, the holders of shares of our Common Stock will be entitled to receive, on a pro rata basis, all assets of our company available for distribution to such holders.

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

Preferred Stock

Our Articles of Incorporation does not authorize “blank check” preferred stock.

Holders of Our Common Stock

As of June 30, 2016, we had 13 record holders of our Common Stock.

Stock Transfer Agent

Below is the name, mailing address, phone and fax numbers, website and email address of our transfer agent:

Action Stock Transfer Corporation

2469 E. Fort Union Blvd

Suite 214

Salt Lake City, UT 84121

801-274-1088

http://www.actionstocktransfer.com

info@actionstocktransfer.com

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company had no equity compensation plans as of the end of the fiscal year ended June 30, 2016.

Recent Sales of Unregistered Securities

On February 20, 2017 The Company issued 1,000,000 shares to an investor at $0.05/shares for proceeds of $50,000.

The Company issued the foregoing securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, available to the Company under Section 4(a)(2) promulgated thereunder due to the fact that such issuances did not involve a public offering of securities, the shares were issued to a small finite group of persons and no solicitation or advertisement was made in connection therewith. See also, “Liquidity & Capital Resources” and Item 9B. Other Information.

ITEM 6. SELECTED FINANCIAL DATA.

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with our consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors, including the factors we describe under “Risk Factors” and elsewhere in this report.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors,” “Business” and elsewhere in this report. Unless otherwise defined herein, as used in this Report, the “Company,” “Uneeqo,” “Uneeqo, Inc.,” “we,” “us,” “our,” and similar terms refer to UNEEQO, Inc., a Nevada corporation.

Plan of Operations

On June 10, 2016, ABCG Holdings, Ltd. (“Licensor”), Uneeqo, Ltd. (“Licensee”), a United Kingdom corporation and wholly-owned subsidiary of the Company, and the Company, entered into a Software License Agreement (“Agreement”) for the purposes of the Licensor granting to Licensee a perpetual, exclusive and transferable license to install, execute, and use the Licensed Source Code, Licensed Software and Licensed Documentation called owned by the Licensor and called “Nativ Communications” (the “Licensed Product”) throughout the territory of the world.

Barend Chris Greyling, the President and CEO of the Company, owns 38% of the outstanding equity of the Licensor and serves as its CEO and Director.

Critical Accounting Policies, Estimates, and Judgments

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Results of Operations

Fiscal year ended June 30, 2016 compared to June 30, 2015

Revenues

We did not have any revenues for the fiscal years ended June 30, 2016 and 2015, respectively.

Consulting Expenses

We recognized consulting expenses in the amount of $49,700 and $31,500 for the fiscal years ended June 30, 2016 and 2015, respectively. The increase was a result of amounts owed to our executive officer for services provided to the Company.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $78,019 and $86,740 for the fiscal years ended June 30, 2016 and 2015, respectively. The increase is a result of increased professional fees.

Gain on Settlement of Accounts Payable

During the fiscal years end June 30, 2016 a professional forgave fees of $12,500. Therefore the Company recognized a gain on settlement of AP for $12,500.

Net Loss

We incurred a net loss of $121,312 for the fiscal years ended June 30, 2016, as compared to $263,961 for the comparable period of 2015. The decrease in the net loss was primarily the result of the operations of WeedWeb, mainly employee cost in 2015.

Liquidity & Capital Resources

At June 30, 2016, we had $100 in cash on hand and an accumulated deficit of $400,346 and had $0 in revenues for the twelve-month period ending June 30, 2016. In their report for the fiscal year ended June 30, 2016, our auditors have expressed that there is substantial doubt as to our ability to continue as a going concern. We have incurred operating losses since our formation and expect to incur losses and negative operating cash flows for the foreseeable future. We expect to incur substantial losses for the foreseeable future and may never become profitable. We also expect to continue to incur significant operating and capital expenditures for the next several years and anticipate that our expenses will increase substantially in the foreseeable future. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

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

•	On September 1, 2014, we entered into a Funding Agreement with Craigstone Ltd. (“Craigstone”), pursuant to which Craigstone agreed to purchase an aggregate of 2,500,000 shares of our Common Stock for $0.10 per share, for a total purchase price of $250,000, and a warrant to acquire 500,000 shares of our Common Stock for $0.20 per share. To date, the Company has received an aggregate of $213,193 under this agreement with Craigstone, of which $45,000 was provided in 2014 in the form of an advance payable on demand and recorded a stock subscription receivable of $36,807.

•	On September 8, 2014, we entered into a Funding Agreement with Gotama Capital, S.A. (“Gotama”) pursuant to which Gotama purchased an aggregate of 250,000 shares of our Common Stock for $0.10 per share, for a total purchase price of $25,000.

•	On November 14, 2014, the Company entered into a promissory note in the amount of $15,000. The note is unsecured, due on May 14, 2015 and is non interesting bearing. As of March 31, 2016, the note was past due and is due on demand and the outstanding principal balance was $15,000.

•	On September 1, 2015, the Company issued a promissory note to Craigstone in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of March 31, 2016, the outstanding principal balance was $15,000.

•	On November 10, 2015, the Company issued a promissory note to Craigstone in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of March 31, 2016, the outstanding principal balance was $15,000.

•	On March 2, 2016, the Company issued a promissory note to Craigstone in the amount of $30,000. The note is unsecured, due on March 2, 2017 and bears interest at a rate of 8% per annum. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of March 31, 2016, the outstanding principal balance was $30,000.

•	On March 30, 2016, the Company received $25,000 from Craigstone. On April 6, 2016, the Company formalized the loan and issued a promissory note to Craigstone in the amount of $25,000. The note is unsecured, due on April 6, 2017 and bears interest at a rate of 8% per annum. As of March 31, 2016, the outstanding principal balance was $25,000.

We will require additional capital to finance the growth of the Company’s current and expected future operations, as well as to achieve its strategic objectives. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more internet sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public com

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

UNEEQO, Inc.

We have audited the accompanying balance sheet of UNEEQO, Inc. (formerly known as Kore Resources, Inc.) (the “Company”) as of June 30, 2016 and June 30, 2015, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UNEEQO, Inc. (formerly known as Kore Resources, Inc.) as of June 30, 2016 and June 30, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

August 21, 2017

UNEEQO, INC. (formerly KORE RESOURCES. INC.)
CONSOLIDATED BALANCE SHEETS

	June 30,
	2016	2015

ASSETS

CURRENT ASSETS
Cash	$100	$-
Prepaid expenses	-	3,390

TOTAL CURRENT ASSETS	100	3,390

TOTAL ASSETS	$100	$3,390

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilties	$39,022	$17,400
Accounts payable to related party	29,180	27,780
Note payable	110,000	15,000

TOTAL CURRENT LIABILITIES	178,202	60,180

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Common stock, $0.00001 par value, 150,000,000 shares authorized, 112,750,000 and 112,750,000 shares issued and outstanding, respectively	11,275	11,275
Additional paid-in capital	247,776	247,776
Subscription receivable	(36,807)	(36,807)
Accumulated deficit	(400,346)	(279,034)
TOTAL STOCKHOLDERS'S DEFICIT	(178,102)	(56,790)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$3,390

The accompanying notes are an integral part of these consolidated financial statements.

UNEEQO, INC. (formerly KORE RESOURCES. INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2016	2015

OPERATING EXPENSES
Consulting	49,700	31,500
General and administrative	78,019	86,740
Gain on settlement of accounts payable	(12,500)	-
Total Operating Expenses	115,219	118,240

Total operating loss	(115,219)	(118,240)

Other expense
Interest Expense	(6,093)	-
	(6,093)	-

NET LOSS FROM OPERATIONS	(121,312)	(118,240)
NET LOSS FROM DISCONTINUED OPERATIONS	-	(145,721)
NET LOSS CONTINUING OPERATIONS	(121,312)	(263,961)

NET LOSS BEFORE PROVISION FOR TAX	(121,312)	(263,961)

Provision for Income Taxes	-	-

NET LOSS	$(121,312)	$(263,961)

Net loss per share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discountinued operations	$(0.00)	$(0.00)
Net loss per common share	(0.00)	(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	112,750,000	101,215,753

The accompanying notes are an integral part of these consolidated financial statements.

UNEEQO, INC. (formerly KORE RESOURCES. INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED JUNE 30, 2016 AND 2015

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Par Value	Capital	Receivable	Deficit	Deficit

Balance June 30, 2014	15,000,000	$1,500	$(1,400)	$-	$(15,073)	$(14,973)

Common stock issued in reverse merger	110,000,000	11,000	(11,000)	-	-	-

Sale of common stock and warrants for cash, subscription receivable and advances payable	2,750,000	275	274,725	(36,807)	-	238,193

Common stock returned and cancelled for disposal of subsidiary	(15,000,000)	(1,500)	(14,549)	-	-	(16,049)

Net Loss	-	-	-	-	(263,961)	(263,961)

Balance June 30, 2015	112,750,000	11,275	247,776	(36,807)	(279,034)	(56,790)

Net Loss	-	-	-	-	(121,312)	(121,312)

Balance June 30, 2016	112,750,000	$11,275	$247,776	$(36,807)	$(400,346)	$(178,102)

The accompanying notes are an integral part of these consolidated financial statements.

UNEEQO, INC. (formerly KORE RESOURCES. INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121,312)	$(263,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	3,069
Gain on settlement of accounts payable	(12,500)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,390	2,702
Accounts payable and accrued expense	34,122	16,400
Accounts payable related party	1,400	27,780
Net Cash Used In Operating Activities	(94,900)	(214,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	-	(1,828)
Net Cash Used In Investing Activities	-	(1,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net related party advances	-	(9,997)
Proceeds from note payable	95,000	15,000
Proceeds from sale of common stock	-	193,193
Cash distribution upon disposal of subsiduary	-	(2,142)
Net Cash Provided By Financing Activities	95,000	196,054

NET INCREASE / (DECREASE) IN CASH	100	(19,784)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	19,784

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$100	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

Non Cash Transactions:
Common stock issued in reverse merger	$-	$11,000
Common Stock issued for stock subscription receivable	$-	$36,807
Common stock issued for advances payable	$	$45,000
Disposal of subsidiary	$-	$13,907

The accompanying notes are an integral part of these financial statements.

 UNEEQO, INC.

(formerly KORE RESOURCES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Uneeqo, Inc. formally known as Kore Resources, Inc. (the “Company”) was incorporated in the State of Nevada on January 6, 2012. The Company was organized to develop and explore mineral properties in the State of Nevada.

On June 18, 2014, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with WeedWeb, Inc, a privately held Nevada corporation (“WeedWeb”) and Weedweb’s controlling stockholder Mary Kay Tantum (“Tantum”). The transaction closed on September 16, 2014. As a result of the transaction (the “Exchange”) we acquired 10,000,000 shares of common stock of WeedWeb and it became our wholly-owned subsidiary. In accordance with the terms of the Exchange Agreement, at the closing an aggregate of 15,000,000 shares of our common stock were issued to Tantum in exchange for her shares of WeedWeb. Each of us, WeedWeb and Tantum provided customary representations and warranties, pre-closing covenants and closing conditions in the Exchange Agreement. In connection with these transactions, Ms. Tantum and Level Up Investments LLC entered into an agreement with Young Ju Yi, our former CEO and Director, to purchase 60,000,000 shares of our common stock from Young Ju Yi for a total purchase price of $30,000. Ms. Tantum and Level Up Investments LLC each acquired 30,000,000 shares of our common stock pursuant to this agreement. This resulted in a change in control of the Corporation. Level Up Investments, LLC was not a shareholder of Weedweb, Inc. prior to its acquisition by the Corporation. In addition to being a shareholder of the Company, Level Up Investments LLC was instrumental in finding funding for the early development stage of the Weedweb website.

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

On March 30, 2016, Mr. Barend “Chris” Greyling purchased an aggregate of 60,000,000 shares of common stock, from Level Up Investments, LLC, a Michigan limited liability company, pursuant to a stock purchase agreement, dated March 28, 2016, for $0.00025 per Share, or a total purchase price of $15,000. The Shares represent approximately 53.2% of the 112,750,000 outstanding shares of Common Stock of the Company, and the transaction constituted a change in control of the Company. The Company was not a party to the Stock Purchase Agreement. Greyling borrowed the funds from a third party lender for the transaction.

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

On May 16, 2016, Kore Resources, Inc., Nevada corporation, changed its name to UNEEQO, Inc. The name change was effected through a parent/subsidiary short-form merger of the Company and its wholly-owned subsidiary, UNEEQO, Inc., a Nevada, under Section 92A.180 of the Nevada Revised Statutes. Pursuant to an Agreement of Merger, dated April 22, 2016, between the Company and the Subsidiary, effective May 16, 2016, the Subsidiary merged with and into the Company and ceased to exist. The Company was the surviving entity and adopted the Subsidiary’s name in the Merger.

On June 10, 2016, ABCG Holdings, Ltd. the Licensor, and the Company, entered into a Software License Agreement the purposes of the Licensor granting to Licensee a perpetual, exclusive and transferable license to install, execute, and use the Licensed Source Code. The Company paid consideration of $1 and the fair value of the license agreement is $0. Barend Chris Greyling, the President and CEO of the Company, owns 38% of the outstanding equity of the Licensor and serves as its CEO and Director.

On June 10, 2016, ABCG Holdings, Ltd. (“Licensor”), Uneeqo, Ltd. (“Licensee”) and Uneeqo, Inc., the 100% parent company of Licensee (“Registrant”), entered into a Software License Agreement (“Agreement”) for the purposes of the Licensor granting to Licensee a perpetual, exclusive and transferable license to install, execute, and use the Licensed Source Code, Licensed Software and Licensed Documentation called owned by the Licensor and called “Nativ Communications” (the “Licensed Product”) throughout the territory of the world.

For the years ended June 30, 2016 the consolidated financial statements include the accounts of Uneeqo, Inc . (formerly Kore Resources, Inc.), include the amounts of Uneeqo, Ltd.. All significant intercompany balances and transactions have been eliminated. Uneeqo and its subsidiaries are collectively referred herein to as the “Company.”

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

For the year ended June 30, 2016 the consolidated financial statements include the accounts of Uneeqo, Inc . (formerly Kore Resources, Inc.), include the amounts of Uneeqo, Ltd.. All significant intercompany balances and transactions have been eliminated. Uneeqo and its subsidiaries are collectively referred herein to as the “Company.”

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

All property and equipment and website costs were disposed of as of June 30, 2015 (see Note 4). There was no property and equipment as of June 30, 2016.

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

The Company’s income tax expense differs from the “expected” tax expense for federal income tax purpose by applying the Federal & State blended rate of 37.63% as follows:

	June 30, 2016	June 30, 2015
Expected income tax (benefit) expense at the statutory rate of 37.63%	$(45,650)	$(99,329)
Tax effect of expenses that are not deductible for income tax purposes	—	—
Change in valuation allowance	45,650	99,329

Provision for income taxes	$—	$—

The components of deferred tax assets and liabilities are as follows:

	June 30, 2016	June 30, 2015
Deferred income tax asset:
Net operating loss carryforwards	$144,978	$105,001
Valuation allowance	(144,978)	(105,001)
Deferred income taxes	$—	$—

As of June 30, 2016 the Company has a net operating loss carry forward of approximately $385,000 available to offset future taxable income through 2035.

As a result of certain ownership changes, the Company may be subject to an annual limitation on the utilization of its U.S. net operating loss carryforwards pursuant to Section 382 of the Internal Revenue Code. A study to determine the effect, if any, of this change, has not been undertaken.

Tax returns for the years ended June 30, 2016, 2015, 2014, 2013, and 2012 are subject to examination by the Internal Revenue Service.

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

Loss Per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. During 2016 and 2015, the Company’s outstanding common stock warrants were excluded from the dilutive calculation as their effect would be anti-dilutive.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the implementation date and the impact of this amendment on its financial statements.

All other newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – GOING CONCERN

The Company has sustained operating losses and cash used in operating activities since inception, and as of June 30, 2016, the Company has a working capital deficit of $178,102. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 4 – DISPOSAL OF WEEDWEB

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

The following table summarizes the loss from discontinued operations:

Income and Expenses of Discontinued Operations

	Year Ended	Year Ended
	June 30, 2016	June 30, 2015

General and administrative expenses	$—	$145,721

Loss from discontinued operations	$—	$(145,721)

As of the date of disposal, the assets and liabilities of WeedWeb consisted of the following:

Cash	$2,142
Property and equipment, net	3,185
Intangible assets	14,208
Accounts payable to related party	(3,486)
Net assets disposed	$16,049

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2015, the Company paid Mary Tantum, a related party stockholder net repayments of $9,997 were made for property and equipment and intangible assets purchased in prior year and $3,486 was disposed upon the disposal of WeedWeb (see Note 4)

As of June 30, 2016 and June 30, 2015, our former President and CEO was owed $29,180 and $27,780, respectively, for consulting services provided to the Company. On April 6, 2016, Matthew E. Killeen resigned from the Board and as the Company’s President, Chief Executive Officer, Secretary and Treasurer, effective immediately. Mr. Killen had been serving as the President, Chief Executive Officer, Secretary and Treasurer of the Company since June 18, 2014. The Company agreed to pay Mr. Killeen $16,365 in settlement of all amounts owed to him. As of June 30, 2016 the Company has paid him $8,500.

On June 10, 2016, ABCG Holdings, Ltd. the Licensor, and the Company, entered into a Software License Agreement the purposes of the Licensor granting to Licensee a perpetual, exclusive and transferable license to install, execute, and use the Licensed Source Code. The Company paid consideration of $1 for the license agreement and the fair value is $0. Barend Chris Greyling, the President and CEO of the Company, owns 38% of the outstanding equity of the Licensor and serves as its CEO and Director.

Office space is provided by an officer of the company free of charge.

NOTE 6 – NOTES PAYABLE

On November 14, 2014, the Company entered into a promissory note in the amount of $15,000. The note is unsecured, due on May 14, 2015 and is non interesting bearing. As of June 30, 2016 and 2015, the note was past due and due on demand and the outstanding principal balance was $15,000.

On September 1, 2015, the Company issued a promissory note in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of June 30, 2016, the outstanding principal balance was $15,000. The note is currently in default.

On November 10, 2015, the Company issued a promissory note in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of June 30, 2016, the outstanding principal balance was $15,000. The note is currently in default.

On March 2, 2016, the Company entered into a promissory note in the amount of $30,000. The note is unsecured, due on March 2, 2017 and bears interest at a rate of 8% per annum. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of June 30, 2016, the outstanding principal balance was $30,000. The note is currently in default.

On March 30, 2016 the Company received $25,000. On April 6, 2016, the Company formalized the loan and entered into a promissory note in the amount of $25,000. The note is unsecured, due on April 6, 2017 and bears interest at a rate of 8% per annum. As of June 30, 2016, the outstanding principal balance was $25,000. The note is currently in default.

On May 20, 2016, the Company entered into a promissory note in the amount of $10,000. The note is unsecured, due on May 20, 2017 and bears interest at a rate of 8% per annum. The note is currently in default.

NOTE 7 – GAIN ON SETTLEMENT OF ACCOUNTS PAYABLE

During the year ended June 30, 2016 an unrelated professional forgave fees of $12,500. The Company realized a gain of $12,500 as a result of the forgiveness.

NOTE 8 – COMMON STOCK

On September 1, 2014, we entered into a Funding Agreement with Craigstone Ltd., pursuant to which Craigstone agreed to purchase 2,500,000 shares of our common stock for ten cents ($0.10) per share and a warrant to acquire Five Hundred Thousand (500,000) shares of common stock of the Company at an exercise price of Twenty Cents ($0.20) per share, which expired one year from the grant date. The Company received an aggregate of $213,193 in cash from Craigstone (of which $45,000 was provided in 2014 in the form of an advance payable on demand) and recorded a stock subscription receivable of $36,807.

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

On April 29, 2015, 15,000,000 common shares were returned to the Company and cancelled in return for the disposal of WeedWeb

NOTE 9 – WARRANTS

Warrants

	Number of Options And Warrants	Weighted Average Exercise Price
Balance at June 30, 2014
Granted	500,000	$.10
Exercised	--	--
Expired	--	--

Balance at June 30, 2015	500,000	$.10
Granted	--	--
Exercised	—	—
Expired	(500,000)	.10
Balance at June 30, 2016	--	$.00

On September 1, 2014, we entered into a Funding Agreement with Craigstone Ltd., pursuant to which Craigstone agreed to purchase 2,500,000 shares of our common stock for ten cents ($0.10) per share and a warrant to acquire Five Hundred Thousand (500,000) shares of common stock of the Company at an exercise price of Twenty Cents ($0.20) per share. The Company received an aggregate of $213,193 in cash from Craigstone (of which $45,000 was provided in 2014 in the form of an advance payable on demand) and recorded a stock subscription receivable of $36,807. On September 1, 2015 the warrants expired.

NOTE 10 – SUBSEQUENT EVENTS

On July 18, 2016 we sold a promissory note, to an unaffiliated third party lender, in the principal amount of $6,900, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

On September 12, 2016, we sold Gotama Capital a promissory note in the principal amount of $65,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

On November 10, 2016, we sold Craigstone a promissory note in the principal amount of $25,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

On February 20, 2017 the Company issued 1,000,000 shares to an unrelated investor at $0.05/shares for proceeds of $50,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

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

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective.

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

As of June 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of June 30, 2016, our internal control over financial reporting was not effective because of the following material weaknesses:

•	Due to our small number of employees and resources, we have limited segregation of duties, as a result of which there is insufficient independent review of duties performed.

•

As a result of the limited number of accounting personnel, we rely on outside consultants for the preparation of our financial reports, including financial statements and management discussion and analysis, which could lead to overlooking items requiring disclosure.

•

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

A “material weakness” is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to the items stated above, resulting from the Company’s limited resources and personnel.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, if and when the Company obtains sufficient capital resources, management intends to hire personnel with sufficient U.S. GAAP knowledge and experience and to segregate appropriate duties among them. We also intend to appoint one or more independent members to our Board of Directors who shall also be appointed to a standing audit committee which will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management. While we are actively seeking outside members, including candidates with accounting experience, we cannot provide any assurance that we will be successful. Given the size of our Company, lack of revenues and current lack of financing to continue with our business, it is unlikely that we will be able to hire any additional personnel or that anyone will agree to join our Board until general economic conditions and our own business prospects improve significantly.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Subsequent Events

On July 18, 2016 we sold a promissory note, to an unaffiliated third party lender, in the principal amount of $6,900, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

On September 12, 2016, we sold Gotama Capital a promissory note in the principal amount of $65,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

On November 10, 2016, we sold Craigstone a promissory note in the principal amount of $25,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale.

On February 20, 2017 The Company issued 1,000,000 shares to an investor at $0.05/shares for proceeds of $50,000.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors who were appointed effective as of the closing of the Merger:

Name:	Age:	Position:	Director Since:

Barend “Christiaan” Greyling	59	Chief Executive Officer, Chairman,	April 6, 2016
		President, Secretary and Treasurer
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

Business Experience

Mr. Greyling has been serving as Chief Executive Officer, President, Secretary, Treasurer and Director since April 6, 2016. Mr. Greyling has also been serving as the Chief Executive Officer of Nativ Communication, a Digital Start-Up, since 2014. Mr. Greyling has held management and director positions at CBL Telecom (2009 to 2013), RS Software (2008 to 2009) and Supported Software, SA (1995 to 2005, exited successfully to Datacentrix JSE Listed). He was also the Founder of EDMS, SA (1993 to 1995), which managed the development of an EDI commerce platform enabling the online settlement of medical claims between medical practices and medical insurance companies, and negotiated the exit of the company to Q Data (JSE listed). In addition to Mr. Greyling’s extensive managerial and business acumen, he is involved in new technology developments around the Internet of Things (IoT), connecting business and services within smart cities of the future.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless, Barend Greyling, our only director, does not qualify as independent under the applicable standards of the SEC and the NASDAQ stock market.

Family Relationships

None

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•

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

Significant Employees

We do not have any significant employees other than our current executive officers and directors named in this Report.

Code of Ethics

We do not currently have a Code of Ethics due to our size. We intend to adopt of Code of Ethics when we hire additional employees.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities (each, a “Reporting Person”) to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our Common Stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

To date, none of the former or current Reporting Persons have filed their Section 16(a) reports. Barend Greyling, our current officer and director intends to file his reports as soon as possible.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by the Company during the last two fiscal years indicated to (i) all individuals that served as the Company’s principal executive officer or acted in a similar capacity for the Company at any time during the fiscal year ended June 30, 2016; (ii) the two most highly compensated executive officers who were serving as executive officers of the Company at the end of the fiscal year ended June 30, 2016; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended June 30, 2016.

Name & Principal Position	Fiscal Year ended June 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Barend Greyling
--Chief Executive Officer, President,	2016	$-	-	$-	-	-	-	-	$-
Secretary and Treasurer(1)	2015	-	-	-	-	-	-	-	-

Matthew E. Killeen
--Former Chief Executive Officer, President,	2016	16,365
Secretary and Treasurer(2)	2015	25,000	-	-	-	-	-	-	-

______________

(1)	Barend Greyling was appointed as the Chief Executive Officer, President, Secretary and Treasurer of the Company on April 6, 2016.

(2)	On April 6, 2016, Matthew E. Killeen resigned from the Board and as the Company’s President, Chief Executive Officer, Secretary and Treasurer, effective immediately. Mr. Killen had been serving as the President, Chief Executive Officer, Secretary and Treasurer of the Company since June 18, 2014. His departure was not related to any issues regarding financial disclosures or accounting or legal matters. After Mr. Killeen’s resignation, the Board reduced the size of the Board to one person.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards as of June 30, 2016. The Company does not currently have an equity incentive plan but intends to adopt one in the future.

Employment Agreements

There are no employment agreements.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

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

Director Compensation

No director received or accrued any compensation for his or her services as a director since our inception.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Directors. Our Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March ___, 2017, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding voting capital stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our capital stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o UNEEQO, INC.

	Common Stock
Name and Address of Beneficial Owner	Amount	Percent of Class(1)

Barend Greyling -CEO, Pres., Sec, Treas. & Chairman	60,000,000	53.3%
All Directors and Officers as a group (1 person)	60,000,000	53.3%

______________

(1)	Based on 113,750,000 shares of Common Stock outstanding as of August 21, 2017.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans.

Changes in Control

We are not aware of any arrangements, including any pledge by any person of our securities, the operation of which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

SEC rules require us to disclose any transaction or currently proposed transaction in which the Company is a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

•	On June 10, 2016, ABCG Holdings, Ltd. (“Licensor”), Uneeqo, Ltd. (“Licensee”), a United Kingdom corporation and wholly-owned subsidiary of the Company, and the Company, entered into a Software License Agreement (“Agreement”) for the purposes of the Licensor granting to Licensee a perpetual, exclusive and transferable license to install, execute, and use the Licensed Source Code, Licensed Software and Licensed Documentation called owned by the Licensor and called “Nativ Communications” (the “Licensed Product”) throughout the territory of the world. Barend Chris Greyling, the President and CEO of the Company, owns 38% of the outstanding equity of the Licensor and serves as its CEO and Director.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the Board of Directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless, Barend Greyling, our only director, does not qualify as independent under the applicable standards of the SEC and the NASDAQ stock market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed the Company for the fiscal years ended June 30, 2016 and 2015 for professional services rendered by our principal accountant, Malone-Bailey LLP, for their audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

Fiscal Year Ended June 30, 2016:	$15,500
Fiscal Year Ended June 30, 2015:	$13,750

Audit-Related Fees

The aggregate fees billed the Company for the fiscal years ended June 30, 2016 and 2015 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule 14A.

Fiscal Year Ended June 30, 2016:	$0
Fiscal Year Ended June 30, 2015:	$0

Tax Fees

The aggregate fees billed the Company for the fiscal years ended June 30, 2016 and 2015 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Fiscal Year Ended June 30, 2016:	$0
Fiscal Year Ended June 30, 2015:	$0

All Other Fees

The aggregate fees billed the Company for the fiscal years ended June 30, 2016 and 2015 for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A.

Fiscal Year Ended June 30, 2016:	$0
Fiscal Year Ended June 30, 2015:	$0

Pre-Approval Policies and Procedures

We have not used Friedman for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We have not engaged Friedman to provide compliance outsourcing services.

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

3.3*

Certificate of Amendment to Articles of Incorporation filed on September 4, 2015 (Filed as an exhibit to Form 10-K for the fiscal year ended June 30, 2015 filed by the Registrant with the Securities and Exchange Commission on March 25, 2016 and incorporated by reference herein.)

3.4

Articles of Merger, as filed with the Secretary of State of the State of Nevada on April 27, 2016 and effective on May 16, 2016 (Filed as an exhibit to Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 25, 2016 and incorporated by reference herein.)

3.5

Agreement of Merger, dated April 22, 2016, between Kore Resources, Inc. and UNEEQO, Inc. (Filed as an exhibit to Form 8-K filed by the Registrant with the Securities and Exchange Commission on October 13, 2016 and incorporated by reference herein.)

3.6	Bylaws (Incorporated by reference to Exhibit 3.02 to Form S-1 filed March 28, 2013)

10.1	Agreement for Purchase of Common Stock between M.K. Tantum and the Company dated June 19, 2014 (Incorporated by reference to Form 8-K/A filed November 17, 2014)

10.2	Agreement for Purchase of Common Stock between Young Ju Yi and M.K. Tantum and Level Up Investments, LLC dated June 18, 2014 (Incorporated by reference to Form 8-K/A filed November 17, 2014)

10.3	Funding Agreement between the Company and Craigstone dated September 1, 2014 (Incorporated by reference to Form 8-K/A filed November 17, 2014)

10.4	Funding Agreement between the Company and Gotama Capital dated September 8, 2014- (Incorporated by reference to Form 8-K/A filed January 5, 2015).

10.5

$30,000 8% Promissory Note, dated March 2, 2016, f/b/o Murray Capital Corp. (Filed as an exhibit to Form 10-Q for the quarter ended December 31, 2015 filed by the Registrant with the Securities and Exchange Commission on March 4, , 2016 and incorporated by reference herein.)

10.6

Stock Purchase Agreement, dated March 28, 2016, between Barend C. Greyling (as Purchaser) and Level Up Investments, LLC (as Seller). (Filed as an exhibit to Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 8, 2016 and incorporated by reference herein.)

10.7

Software License Agreement, dated June 10, 2016, between ABCG Holdings, Ltd (as Licensor) UNEEQO, Ltd (as Licensee) and UNEEQO, Inc. (as Parent Company) (Filed as an exhibit to Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 10, 2016 and incorporated by reference herein.)

21.1*	Subsidiaries of the Registrant

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification

32.1*	Section 1350 Certification

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

__________________

*	Filed herewith
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

UNEEQO, INC.

By:	/s/ Barend Greyling
Barend Greyling
President, Chief Executive Officer, Secretary and Treasurer
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

Date: August 22, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Barend Greyling	President, Chief Executive Officer, Secretary,	August 22, 2017
Barend Greyling	Treasurer and Chairman of the Board of Directors
(Principal Executive Officer)
(Principal Financial and Accounting Officer)

