Form 10-Q
period 2016-09-30
UNEEQO, INC.
filed 2020-03-02
CIK 1572317

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended : September 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54977

UNEEQO, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5008208
(Address of principal executive offices, including zip code)	(I.R.S. Employer Identification No.)

123 W. Nye Lane, Suite 129 Carson City, NV 89706	89706
(Address of principal executive offices	(Zip Code)

(800) 208-1902

(Registrant’s telephone number, including area code)

1101 Brickell Ave.

South Tower 8 th Floor

Miami, FL 33131

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 113,750,000 shares of common stock as of March 1, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

UNEEQO. INC.

BALANCE SHEETS

	September 30,	June 30,
	2016	2016
ASSETS
Current Assets
Cash and cash equivalents	$49,115	$100
Total Current Assets	49,115	100

TOTAL ASSETS	$49,115	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$42,209	$39,022
Accounts payable to related party	–	29,180
Note payable	181,900	110,000
Due to related party	41	–
Total Current Liabilities	224,150	178,202

TOTAL LIABILITIES	224,150	178,202

Stockholders' Deficit
Common stock: 150,000,000 authorized; $0.001 par value 112,750,000 shares issued and outstanding, respectively	112,750	112,750
Additional paid in capital	168,616	146,301
Subscription receivable	(36,807)	(36,807)
Accumulated other comprehensive income	1	–
Accumulated deficit	(419,595)	(400,346)
Total Stockholders' Deficit	(175,035)	(178,102)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$49,115	$100

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNEEQO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2016	2015
Operating Expenses
General and administrative	$219	$17,000
Professional fees	16,202	15,443
Total Operating Expenses	16,421	32,443

Net loss from operations	(16,421)	(32,443)

Other Expense
Interest expense	(2,828)	(95)
Total other expense	(2,828)	(95)

Provision for income taxes	–	–

Net loss	$(19,249)	$(32,538)

Other comprehensive income	1	–

Comprehensive Loss	$(19,248)	$(32,538)

Basic and dilutive loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	112,750,000	112,750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNEEQO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,249)	$(32,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	–	3,390
Accounts payable and accrued liabilities	3,187	8,876
Accounts payable related party	–	5,500
Due to related party	(6,824)	–
Net cash used in operating activities	(22,886)	(14,772)

CASH FLOWS FROM INVESTING ACTIVITIES:	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	71,900	15,000
Net cash provided by financing activities	71,900	15,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1	–

Net increase in cash and cash equivalents	49,015	228
Cash and cash equivalents, beginning of period	100	–
Cash and cash equivalents, end of period	$49,115	$228

Supplemental cash flow information
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

Non-cash transactions
Related party debt forgiven	$22,315	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNEEQO, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by management, in accordance with generally accepted accounting principles in the United States (“GAAP”), without audit by an independent registered public accounting firm. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

NOTE 2 – GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2016, the Company has an accumulated deficit and has earned no revenues during the three months ended September 30, 2016.

The ability of the Company to obtain profitability is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2016, total expenses paid directly by our current CEO on behalf of the Company were $41. As of September 30, 2016 and June 30, 2016, the amount owed to the CEO was $41 and $0, respectively. The amount is unsecured, non-interest bearing, and due on demand.

As of September 30, 2016 and June 30, 2016, our former President and CEO was owed $0 and $29,180, respectively, for consulting services provided to the Company. On April 6, 2016, Matthew E. Killeen resigned from the Board and as the Company’s President, Chief Executive Officer, Secretary and Treasurer, effective immediately. Mr. Killen had been serving as the President, Chief Executive Officer, Secretary and Treasurer of the Company since June 18, 2014. During the three months ended September 30, 2016, the Company repaid $6,824 and $22,315 was forgiven. As a result, the Company recorded debt forgiven of $22,315 as additional paid in capital.

NOTE 4 – NOTES PAYABLE

The Company had the following notes payable outstanding as of September 30, 2016 and June 30, 2016:

	September 30,	June 30,
	2016	2016
Dated – November 14, 2014	$15,000	$15,000
Dated – September 1, 2015	15,000	15,000
Dated – November 10, 2015	15,000	15,000
Dated – March 2, 2016	30,000	30,000
Dated – March 30, 2016	25,000	25,000
Dated – May 20, 2016	10,000	10,000
Dated – July 18, 2016	6,900	–
Dated – September 8, 2016	65,000	–
Total notes payable	$181,900	$110,000

The Company recognized interest expenses of $2,828 and $95 for the three months ended September 30, 2016 and 2015.

On November 14, 2014, the Company entered into a promissory note in the amount of $15,000. The note is unsecured, due on May 14, 2015 and is non interesting bearing. As of September 30, 2016, the note was past due and due on demand and the outstanding principal balance was $15,000.

On September 1, 2015, the Company issued a promissory note in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of September 30, 2016, the note was past due and currently in default, and the outstanding principal balance was $15,000.

On November 10, 2015, the Company issued a promissory note in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. The note is currently in default, and the outstanding principal balance was $15,000.

On March 2, 2016, the Company entered into a promissory note in the amount of $30,000. The note is unsecured, due on March 2, 2017 and bears interest at a rate of 8% per annum. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. The note is currently in default, and the outstanding principal balance was $30,000.

On March 30, 2016 the Company received $25,000. On April 6, 2016, the Company formalized the loan and entered into a promissory note in the amount of $25,000. The note is unsecured, due on April 6, 2017 and bears interest at a rate of 8% per annum. As of September 30, 2016 and June 30, 2016, the outstanding principal balance was $25,000 and $25,000, respectively. The note is currently in default.

On May 20, 2016, the Company entered into a promissory note in the amount of $10,000. The note is unsecured, due on May 20, 2017 and bears interest at a rate of 8% per annum. As of September 30, 2016 and June 30, 2016, the outstanding principal balance was $10,000 and $10,000, respectively. The note is currently in default.

On July 18, 2016, the Company entered into a promissory note in the amount of $6,900. The note is unsecured, due on July 18, 2017 and bears interest at a rate of 8% per annum. As of September 30, 2016, the outstanding principal balance was $6,900. The note is currently in default.

On September 8, 2016, the Company entered into a promissory note in the amount of $65,000. The note is unsecured, due on September 8, 2017 and bears interest at a rate of 8% per annum. As of September 30, 2016, the outstanding principal balance was $65,000. The note is currently in default.

NOTE 5 – GAIN ON SETTLEMENT OF ACCOUNTS PAYABLE

During the three months ended September 30, 2016 a professional forgave fees of $12,500.

NOTE 6 – SUBSEQUENT EVENTS

As of September 30, 2016 and June 30, 2016, our President and CEO was owed $37,980 and $27,780, respectively, for consulting services provided to the Company. On April 6, 2016, Matthew E. Killeen resigned from the Board and as the Company’s President, Chief Executive Officer, Secretary and Treasurer, effective immediately. Mr. Killen had been serving as the President, Chief Executive Officer, Secretary and Treasurer of the Company since June 18, 2014. The Company agreed to pay Mr. Killeen $16,365 in settlement of all amounts owed to him. As of May 18, 2016 the Company has paid him $8,500.

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

Results of Operations

Three Months Ended September 30, 2016 compared to September 30, 2015

Revenues

We did not have any revenues for the three months ended September 30, 2016 and 2015, respectively.

Consulting Expenses

We recognized consulting expenses in the amount of $10,500 and $nil for the three months ended September 30, 2016 and 2015, respectively. The increase was a result of amounts owed to our executive officer for services provided to the Company.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $8,249 and $31,138 for the three months ended September 30, 2016 and 2015, respectively. The decrease is a result of reduced professional fees.

Gain on Settlement of Accounts Payable

During the three months end September 30, 2016 a professional forgave fees of $12,500.

Net Loss

We incurred a net loss of $8,007 for the three months ended September 30, 2016, as compared to $43,866 for the comparable period of 2015. The decrease in the net loss was primarily the result of the operations of WeedWeb, mainly employee cost in 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had $25,032 of cash on hand. We intend to rely upon the remaining balance of our subscription receivable, to fund administrative expenses pending acquisition of an operating company.

The Company has sustained operating losses and cash used in operating activities since inception, and as of September 30, 2016, the Company has a working capital deficit of $151,066. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

On November 14, 2014, the Company entered into a promissory note in the amount of $15,000. The note is unsecured, due on May 14, 2015 and is non interesting bearing. As of September 30, 2016, the note was past due and is due on demand and the outstanding principal balance was $15,000.

On September 1, 2015, the Company issued a promissory note to Craigstone in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of September 30, 2016, the outstanding principal balance was $15,000.

On November 10, 2015, the Company issued a promissory note to Craigstone in the principal amount of $15,000, bearing interest at the rate of 8% per annum and maturing on the first anniversary of the date of issuance. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of September 30, 2016, the outstanding principal balance was $15,000.

On March 2, 2016, the Company issued a promissory note to Craigstone in the amount of $30,000. The note is unsecured, due on March 2, 2017 and bears interest at a rate of 8% per annum. The Company may prepay any or all of the outstanding principal of the promissory note at any time without penalty and shall be accompanied by payment of the accrued interest on the amount prepaid. The promissory note automatically becomes due upon an event of default, including breach, default, bankruptcy and sale. As of September 30, 2016, the outstanding principal balance was $30,000.

On March 30, 2016, the Company received $25,000 from Craigstone. On April 6, 2016, the Company formalized the loan and issued a promissory note to Craigstone in the amount of $25,000. The note is unsecured, due on April 6, 2017 and bears interest at a rate of 8% per annum. As of September 30, 2016, the outstanding principal balance was $25,000.

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

	For the Nine Months Ended September 31,
	2016	2015
Net cash used in operating activities	$(56,968)	$(235,814)
Net cash used in investing activities	$–	$(1,828)
Net cash provided by financing activities	$85,000	$220,000

Net cash used in operations was $56,968 for the nine months ended September 30, 2016 compared to $235,814 for the nine months ended September 30, 2016. This decrease was primarily attributable to operations of WeedWeb.

Net cash used in investing activities was $0 and $1,828 for the nine months ended September 30, 2016 and 2015, respectively. This decrease was primarily attributable to the no purchase of fixed assets.

New cash flows provided by financing activities for the nine months ended September 30, 2016 were $85,000, compared to $220,000 for the nine months ended September 30, 2016. This decrease was primarily attributable to the sale of common stock, from our two funding agreements in 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized

UNEEQO, INC.

Date: March 2, 2020	By:	/s/ Abel Haque
	Name:	Abel Haque
	Title:	President, Chief Executive Officer, Secretary and
Treasurer (Principal Executive Officer)
(Principal Financial and Accounting Officer)

